Form 10QSB
period 1995-05-31
NEWS COMMUNICATIONS INC
filed 1995-07-17
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to

                 Commission File Number 0-18299
                   NEWS COMMUNICATIONS, INC.
(Exact name of small business issuer as specified in its charter)

            Nevada                                    13-3346991
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

  174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
            (Address of principal executive offices)

                         (718) 357-3380
                  (Issuer's telephone number)


        (Former name, former address and former fiscal if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 13, 1995:7,783,376 shares $ .01 par value common stock

                          FORM 10-QSB

           NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       TABLE OF CONTENTS

                                                    PAGE
PART I.        Financial Information


    Item 1.    Financial Statements

                    Unaudited Consolidated Balance Sheet
               at May 31, 1995.............................           3

                    Unaudited Consolidated Statements of
               Operations for the three and six months
               ended May 31, 1995 and May 31, 1994.....               5


                    Unaudited Consolidated Statements of Cash
                 Flows for the three and six months ended
                 May 31, 1995 and May 31, 1994........                6

                    Notes to Consolidated Financial Statements        8

   Item 2.       Management's Discussion and Analysis
                 or Plan of Operation..........................       9

PART II.             Other Information.......................        14
                      Item 6. Exhibits and Reports on Form 8-K

Signatures.......................................................    15


                               PART I-ITEM 1

             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1995
                             (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                             $      161,519
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $990,828]                           4,455,715
  Due From Related Parties                                      86,414
  Other Current Assets                                         245,782


  Total Current Assets                                       4,949,430

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $600,799                          674,944
 Goodwill - Net                                              3,767,849
 Other Assets                                                  181,348

  Total Assets                                           $   9,573,571


Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                        $    520,512
  Accrued Expenses                                             176,598
  Accrued Payroll Taxes                                         58,077
  Notes Payable - Bank                                         225,000
  Other Current Liabilities                                    113,419

  Total Current Liabilities                                  1,093,606

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value      $            32

 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                  217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                  200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,930,576 Shares Issued                                79,306

  Paid-in-Capital Preferred Stock                              519,873

  Paid-in-Capital Common Stock                              13,670,123

  (Deficit)                                                 (5,381,057)

   Total                                                    $8,888,694
   Less: Treasury Stock [151,000 Shares]-
           At Cost                                            (408,729)

 Total Stockholders' Equity                                  8,479,965

 Total Liabilities and Stockholders' Equity             $    9,573,571

             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                         Three Months Ended May 31,      Six Months Ended May 31
                                     1995      1994           1995       1994
                                                  Unaudited

Net Revenues                        $4,556,686  $3,146,464  $7,940,797  $5,343,616

Expenses:
 Direct Mechanical Costs             1,256,515     946,069   2,477,223   1,669,338
 Salaries, Benefits and
    Outside Labor Costs              2,174,756   1,405,424   4,238,258   2,631,193
 Rent, Occupancy & Utilities           196,954     122,567     387,662     226,802
 Provisions for Doubtful Accounts       36,000      56,000      72,000      89,000
 General and Administrative            722,482     356,994   1,246,297     674,846

 Total Expenses                      4,386,707   2,887,054   8,421,440   5,291,179

Operating Income (Loss) Before Interest
 Expense and Interest Income           169,979     259,410    (480,643)     52,437

Interest Expense                         ----       (6,875)     (6,475)    (13,750)

Interest Income                         23,542      19,113      31,579      32,639

Net Income (Loss)                   $  193,521  $  271,648  $ (455,539) $   71,326

Net Income (Loss) Per Share             $ .02      $ .03       $(.06)       $ .01

Weighted Average Shares
Outstanding                          7,776,709   7,624,586   7,772,742   7,379,113


             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended May 31,
                                                 1995              1994
                                                        Unaudited
Operating Activities:
  Net Income (Loss)                          $ (455,539)       $    71,326
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                252,636            172,293
   Provision for Losses on Accounts
    Receivable                                   72,000             89,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                 (764,579)          (574,428)
   (Increase) Decrease in Other Current
    Assets                                      (83,579)          (221,120)
   (Increase) in Due from Related Parties       ( 6,294)             ----
    Decrease (Increase) in Other Assets          (1,051)            (3,403)
   (Increase) Decrease in Goodwill               (4,074)              ----
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                       (712,889)           (85,099)
    Increase (Decrease) in Payroll
                    Taxes Payable               (72,789)           (78,462)
    Increase (Decrease) in Other
               Current Liabilities              106,980              5,315
                                               ________           _________

   Total Adjustments                         (1,213,639)          (695,904)

  Net (Deficit) - Operating Activities -     (1,669,178)          (624,578)

Investing Activities:
 Purchase of the Nassau Newspapers              ----              (313,000)
 Purchase of Bronx Press Review                 ----               (17,551)
 Sale of Marketable Securities                  924,633              ----
 Capital Expenditures                           (87,082)            (7,039)

Net Cash Provided (Used) by
                Investing Activities            837,551           (337,590)

Financing Activities:
  Principal Payments Long-Term Debt             (75,747)          (470,250)
  Proceeds from Exercise of Warrants              9,216          2,039,385
  Dividend on Preferred Stock                   (20,680)           (20,680)
  Proceeds from Exercise of Stock Options        12,500              1,000
  Proceeds from Notes Payable - Bank            225,000               ----
                                              __________        ___________

Net Cash Provided by Financing Activities       150,289          1,549,455

Net Increase (Decrease) in Cash                (681,338)           587,287

Cash - Beginning of Periods                     842,857          2,832,858

Cash - End of Periods                       $   161,519        $ 3,420,145


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                 $     9,547        $     1,747
   Income Taxes                                    ----               ----

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     On December 9, 1993 the Company acquired certain assets of Long Island News Group and MB Publishing Co., publishers of eight paid weekly newspapers in Nassau County, New York (the "Nassau Newspapers"). The net purchase price consisted of cash and stock valued at approximately $655,000. The cash portion ($313,000) was paid at the time of acquisition with the stock to be issued in annual installments beginning in December 1996.


           NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:
   The Consolidated Balance Sheet as of May 31, 1995 and the Consolidated Statements of Operations for the three and six-month periods ended May 31, 1995 and May 31, 1994, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended November 30, 1994 and the related audited financial statements included therein.

B. Loss per Share:
   Loss per share is based on the weighted average number of shares outstanding during the periods.

                         PART I-ITEM 2
           NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

   The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press
Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and six months ended May 31, 1995 and May 31, 1994 is unaudited.

                               Three Months Ended May 31,    Six Months Ended May 31
                                     1995       1994         1995        1994
                                                    Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                   $754,806   $ 724,721    $1,423,675   $1,391,394
 Dan's Papers                      679,817     594,123       913,884      780,489
 Manhattan Spirit                  468,906     525,409       838,341      870,777
 Our Town                          400,965     420,278       787,480      792,822
 The Bronx Press Review            247,912     318,025       474,079      521,385
 Nassau Newspapers                 664,887     563,908     1,264,459      986,749
Total Net Revenues -
       Existing Publications     3,217,293   3,146,464     5,701,919    5,343,616

Acquisitions and Start-ups:
 The Hill                          439,130      ----         616,611       ----
 Manhattan File                    359,197      ----         675,918       ----
 Brooklyn Skyline                  247,727      ----         451,196       ----
 Westside Publications             293,339      ----         495,153       ----
Total Net Revenues
    Acquisitions and Start-ups   1,339,393      ----       2,238,878    5,343,616

Total Net Revenues              $4,556,686  $3,146,464    $7,940,797   $5,433,616

Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                 $  234,153  $  258,080       382,892      389,471
 Dan's Papers                      233,402     158,199       165,411       79,393
 Manhattan Spirit                   42,971      43,108        56,995       53,444
 Our Town                           79,429      82,703       143,584      146,417
 The Bronx Press Review             11,316      52,041         3,948       53,867
 Nassau Newspapers                  19,333      24,012        22,704      (18,679)
Income - Existing Publications     620,604     618,143       775,534      703,913
Acquisitions and Start-ups:
 The Hill                          (38,010)      ----       (300,220)       ----
 Manhattan File                      9,355       ----       (136,803)       ----
 Brooklyn Skyline                    1,476       ----        (37,478)       ----
 Westside Publications              25,045       ----         30,769        ----
Income (Loss) Acquisitions
           and Start-ups            (2,134)      ----       (443,732)       ----
Income (Loss) - Publications     $ 618,470  $  618,143    $  331,802     $703,913

Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                   $207,436  $  231,363       329,458      336,037
 Dan's Papers                      220,727      43,108       140,061       54,043
 Manhattan Spirit                   42,971     145,524        56,995       53,444
 Our Town                           65,968      69,242       116,662      119,495
 The Bronx Press Review              7,754      49,541        (3,176)      48,867
 Nassau Newspapers                  11,584      16,512         7,206      (33,679)
Income - Existing Publications     556,440     555,290       647,206      578,207

Acquisitions and Start-ups:
 The Hill                          (38,010)      ----       (300,220)     ----
 Manhattan File                      9,355       ----       (136,803)     ----
 Brooklyn Skyline                       82       ----        (40,266)     ----
 Westside Publications              21,784       ----         24,247      ----
Income (Loss) Acquisitions
             and Start-ups          (6,789)      ----       (453,042)     ----
Income (Loss)-Publications       $ 549,651  $  555,290     $ 194,164   $  578,207

Parent Company Expenses:
 Personnel, Rent, General
       and Administrative          379,672     295,880       674,807      525,770
 Interest (2)                      (23,542)    (12,238)      (25,104)     (18,889)
 Total Parent Company Expenses     356,130     283,642       649,703      506,881

Net Income (Loss)                $ 193,521   $ 271,648     $(455,539)  $   71,326

(1)  Reflects expense for amortization of goodwill by publication as follows:
                              Three Months Ended May 31,    Six Months Ended May 31,
                                     1995        1994     1995       1994

Queens Tribune                     $26,717    $26,717     $53,434      $   53,434
Dan's Papers                        12,675     12,675      25,350          25,350
Our Town                            13,461     13,461      26,922          26,922
The Bronx Press Review               3,562      2,500       7,124           5,000
Nassau Newspapers                    7,749      7,500      15,498          15,000
Brooklyn Skyline                     1,394       ---        2,788          ----
Westside Publications                3,261       ---        6,522          ----
                                   $68,819    $62,853    $137,638      $  125,706

(2)  Net of interest income of $23,542 and $19,113 for the three months ended
May 31, 1995 and 1994 respectively and $31,579 and $$32,639 for the six months ended May 31, 1995 and 1994 respectively.

Results of Operations:
The following discussion compares results of operations for the three months ended and six months ended May 31, 1995 and May 31, 1994.

Three Months Ended May 31, 1995 and May 31, 1994

Net Revenues:
     Total revenues from existing publications were up just over 2%. The
Queens Tribune had an increase (4%) due to an ongoing increased sales effort.
The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (18%). Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (14%). There were decreases in revenues at the Manhattan Spirit (10%) and Our Town (5%), attributed in part to a change in sales management. The Bronx Press Review revenues were even after adjusting for the sale of its building last year. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $4,500,000, an increase of 45%.

Income (Loss) - Publications:
     Net Income from existing publications remained the same, even as newsprint prices have continued increasing. The Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to maintain profits. The decrease in income for the Queens Tribune is attributed primarily to expansion with a new door-to-door edition in the affluent Bayside area of Queens. Dan's
Papers had an increase (47%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a smaller profit compared to last year as a result of the gain on the sale of its building last year. The increase in sales for Nassau Newspapers showed a slightly lower profit than last year as a result of its expansion with Long Island
Lifestyles. The Manhattan Spirit and Our Town both were able to maintain last years profit levels. The Hill had a small loss for the three months, but all the other start-ups and aquisitions showed profits. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
The increase in parent company expenses (28%) was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.

Six Months Ended May 31, 1995 and May 31, 1994

Net Revenues:
     Total revenues from existing publications were up over 6%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau
Newspapers (28%). The Queens Tribune has expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods. Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (17%). The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to almost
$8,000,000, an increase of 46%.

Income (Loss) - Publications:
     Net Income from existing publications increased by more than 10%. Dan's
Papers had an increase (109%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a slight profit compared to last year as a result of the sale of its building last year. The increase in sales for Nassau Newspapers resulted in a profit this year as compared to a loss of almost $20,000 last year. All other existing publications were able to maintain last years profit levels. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to increase profits .

Parent Company Expenses:
The increase in parent company expenses (28%) was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.


Liquidity and Capital Resources:

At May 31, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,855,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a
$500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.

Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal year ending
November 30, 1995. It is the opinion of management that the line of credit and cash on hand and from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.





Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 A.   Exhibits - None

                 B.   Reports on Form 8-K - None



                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   NEWS COMMUNICATIONS, INC.
                          (Registrant)








Date: July 14, 1995                             By:/s/ Michael Schenkler
                                                Michael Schenkler, President




Date: July 14, 1995                              By:/s/ Robert Berkowitz
                                                 Robert Berkowitz, Controller





