Form 10QSB
period 1995-08-31
NEWS COMMUNICATIONS INC
filed 1995-10-20
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - August 31, 1995

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of October 13, 1995:    7,793,426 shares $ .01 par value common
stock


                          FORM 10-QSB

           NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                       TABLE OF CONTENTS

                                                             PAGE
PART I.        Financial Information


    Item 1.    Financial Statements

               Unaudited Consolidated Balance Sheet
               at August 31, 1995                              3

               Unaudited Consolidated Statements of
               Operations for the three and nine months
               ended August 31, 1995 and August 31, 1994       5


               Unaudited Consolidated Statements of Cash
               Flows for nine months ended
               August 31, 1995 and August 31, 1994             6

               Notes to Consolidated Financial Statements      9

   Item 2.     Management's Discussion and Analysis
               or Plan of Operation                           10

PART II.       Other Information                              15
               Item 6. Exhibits and Reports on Form 8-K

Signatures                                                    16





                            PART I-ITEM 1

             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                             (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                             $       32,586
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,068,307]                         5,010,544
  Due From Related Parties                                      76,266
  Other Current Assets                                         495,625


  Total Current Assets                                       5,615,021

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $644,844                          663,831
 Goodwill - Net                                              3,699,030
 Other Assets                                                  169,884

  Total Assets                                           $  10,147,766




             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                             (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:

  Accounts Payable                                        $    457,407
  Accrued Expenses                                             159,979
  Accrued Payroll Taxes                                         48,501
  Notes Payable - Bank                                         480,000
  Other Current Liabilities                                    154,956

  Total Current Liabilities                                  1,300,843

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value         $         32

 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                  217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                  200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,934,376 Shares Issued                                79,344

  Paid-in-Capital Preferred Stock                              519,873

  Paid-in-Capital Common Stock                              13,677,385

  (Deficit)                                                 (5,021,399)

   Total                                                    $9,255,652
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                           (408,729)

 Total Stockholders' Equity                                  8,846,923

 Total Liabilities and Stockholders' Equity              $  10,147,766




             NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS


                         Three Months Ended August 31,    Nine Months Ended August 31
                                  1995          1994            1995         1994
                                                Unaudited

Net Revenues                   $5,602,219    $3,969,208     $13,543,016    $9,312,826

Expenses:
 Direct Mechanical Costs        1,617,361     1,344,106       4,094,584     3,013,444
 Salaries, Benefits and
    Outside Labor Costs         2,494,283     1,547,640       6,732,541     4,178,834
 Rent, Occupancy & Utilities      232,017       140,408         619,679       367,210
 Provisions for Doubtful
     Accounts                      87,000        84,000         159,000       173,000
 General and Administrative       794,770       310,079       2,041,067       942,005

 Total Expenses                 5,225,431     3,426,233      13,646,871     8,674,493

Operating Income (Loss) Before
Interest Expense and
      Interest Income             376,788       542,975        (103,855)      638,333

Interest Expense                   (6,803)      (13,339)        (13,278)      (69,829)

Interest Income                        13         3,802          31,591        36,441

Net Income (Loss)              $  369,998    $  533,438       $ (85,542)  $   604,945

Net Income (Loss) Per Share         $ .05         $ .07           $(.01)        $ .08

Weighted Average Shares
Outstanding                     7,783,376     7,632,549       7,776,286     7,434,227




                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Nine Months Ended August 31,
                                                 1995              1994
                                                        Unaudited
Operating Activities:
  Net Income (Loss)                          $ (85,542)      $    604,945
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization               373,077            257,558
   Provision for Losses on Accounts
    Receivable                                 159,000            173,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                              (1,405,859)        (1,509,640)
   (Increase) Decrease in Other Current
    Assets                                    (333,422)          (702,988)
   (Increase) Decrease in Due from
    Related Parties                              3,856              ----
    Decrease (Increase) in Other Assets         23,153            (18,063)
   (Increase) Decrease in Goodwill             (24,033)             ----
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                      (793,481)           149,011
    Increase (Decrease) in Payroll
    Taxes Payable                              (82,367)           (79,409)
    Increase (Decrease) in Other
    Current Liabilities                        148,516            (67,314)


   Total Adjustments                        (1,931,560)        (1,797,845)

  Net (Deficit) - Operating Activities -    (2,017,102)        (1,192,900)

Investing Activities:
 Purchase of the Nassau Newspapers               ----             (313,000)
 Purchase of Brooklyn Skyline                    ----             ( 25,000)
 Purchase of Bronx Press Review                  ----              (17,551)
 Sale of Marketable Securities                 924,633               ----
 Capital Expenditures                         (120,009)           (136,583)

Net Cash Provided (Used) by
       Investing Activities                    804,624            (492,134)

Financing Activities:
  Principal Payments Long-Term Debt            (75,747)           (470,250)
  Proceeds from Exercise of Warrants             9,216           2,055,709
  Dividend on Preferred Stock                  (31,020)            (31,020)
  Proceeds from Notes Payable - Bank           480,000               ----
  Proceeds from Exercise of Stock Options       19,758               1,000
  Payment of Notes Payable                       ----              (81,254)


Net Cash Provided by Financing Activities      402,207           1,474,185

Net Increase (Decrease) in Cash               (810,271)           (210,849)

Cash - Beginning of Periods                    842,857           2,832,858

Cash - End of Periods                      $    32,586         $ 2,622,009


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                $     9,547         $    10,754
   Income Taxes                                  ----                ----

Supplemental Schedule of Non-Cash Investing and Financing Activities:
     On August 18, 1994 the Company acquired certain assets of Brooklyn Skyline Publications, Inc. ("Brooklyn Skyline"). The net purchase price consisted of cash and stock valued at approximately $110,000. On December 9, 1993 the Company acquired certain assets of Long Island News Group and MB Publishing Co., publishers of eight paid weekly newspapers in Nassau County, New York (the "Nassau Newspapers"). The net purchase price consisted of cash and stock valued at approximately $655,000. The cash portion ($313,000) was paid at the time of acquisition with the stock to be issued in annual installments beginning in December 1996.



                 NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:
   The Consolidated Balance Sheet as of August 31, 1995 and the Consolidated Statements of Operations for the three and nine-month periods ended August 31, 1995 and August 31, 1994, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended November 30, 1994 and the related audited financial statements included therein.

B. Income/Loss per Share:
   Loss per share is based on the weighted average number of shares outstanding during the periods.




                               PART I-ITEM 2
                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

   The Company publishes the Dan's Papers, and the Montauk Pioneer,Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and nine months ended August 31, 1995 and August 31, 1994 is unaudited.


                               Three Months Ended August 31,    Nine Months Ended August 31,
                                     1995              1994         1995          1994
                                                     Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                  $  896,695       $   901,447    $ 2,320,369   $2,292,841
 Dan's Papers                     1,621,268         1,423,318      2,535,152    2,203,808
 Manhattan Spirit                   392,993           424,938      1,231,335    1,295,716
 Our Town                           358,883           392,495      1,146,363    1,185,317
 The Bronx Press Review             257,748           239,245        731,827      760,630
 Nassau Newspapers                  733,694           575,872      1,998,153    1,562,621
Total Net Revenues - Existing
      Publications                4,261,281         3,957,315      9,963,199    9,300,933
Acquisitions and Start-ups:
 The Hill                           403,379            ----        1,019,991      ----
 Manhattan File                     365,629            ----        1,041,547      ----
 Brooklyn Skyline                   300,915            11,893        752,111       11,893
 Westside Publications              271,015            ----          766,168      ----
Total Net Revenues Acquisitions
   and Start-ups                  1,340,938            11,893      3,579,817       11,893
Total Net Revenues              $ 5,602,219       $ 3,969,208   $ 13,543,016  $ 9,312,826

Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                 $   170,510       $   192,884        553,402      582,356
 Dan's Papers                       608,029           575,612        773,440      655,005
 Manhattan Spirit                    27,399            24,827         84,394       78,271
 Our Town                            40,559            33,538        184,143      179,955
 The Bronx Press Review             (17,643)           19,727        (13,695)      73,595
 Nassau Newspapers                   72,834            12,610         95,538       (6,070)
Income - Existing Publications      901,688           859,198      1,677,222    1,563,112
Acquisitions and Start-ups:
 The Hill                           (54,442)           ----         (354,662)     ----
 Manhattan File                     (76,005)           ----         (212,808)     ----
 Brooklyn Skyline                   (21,628)             (670)       (59,106)        (670)
 Westside Publications                7,252            ----           38,021      ----
Income (Loss) Acquisitions
  and Start-ups                    (144,823)             (670)      (588,555)        (670)
Income (Loss) - Publications    $   756,865       $   858,528     $1,088,667   $1,562,442

Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                    $143,793        $  166,167        473,251      502,205
 Dan's Papers                       595,354           562,937        735,414      616,979
 Manhattan Spirit                    27,399            24,827         84,394       78,271
 Our Town                            27,098            20,077        143,760      139,573
 The Bronx Press Review             (21,205)           17,227        (24,380)      66,095
 Nassau Newspapers                   65,085             5,110         72,291      (28,570)
Income - Existing Publications      837,524           796,345      1,484,730    1,374,553

Acquisitions and Start-ups:
 The Hill                           (54,442)            ----        (354,662)     ----
 Manhattan File                     (76,005)             (670)      (212,808)        (670)
 Brooklyn Skyline                   (23,022)            ----         (63,288)     ----
 Westside Publications                3,991             ----          28,238      ----
Income (Loss) Acquisitions
  and Start-ups                    (149,478)             (670)      (602,520)        (670)
Income (Loss)-Publications       $  688,046         $ 795,675      $ 882,210  $ 1,373,883

Parent Company Expenses:
 Personnel, Rent, General
   and Administrative               311,258           256,502        986,066      773,739
 Interest (2)                         6,790             5,735        (18,314)      (4,801)
 Total Parent Company Expenses      318,048           262,237        967,752      768,938

Net Income (Loss)                $  369,998         $ 533,438      $ (85,542) $   604,945

(1)  Reflects expense for amortization of goodwill by publication as follows:
                             Three Months Ended August 31,  Nine Months Ended August 31,
                                     1995         1994       1995     1994
Queens Tribune                     $26,717      $26,717   $ 80,151  $ 80,151
Dan's Papers                        12,675       12,675     38,026    38,026
Our Town                            13,461       13,461     40,383    40,383
The Bronx Press Review               3,562        2,500     10,685     7,500
Nassau Newspapers                    7,749        7,500     23,247    22,500
Brooklyn Skyline                     1,394         ---       4,182     ----
Westside Publications                3,261         ---       9,783     ----
                                   $68,819      $62,853   $206,457  $188,560


(2) Net of interest income of $13 and $3,802 for the three months ended August 31, 1995 and 1994 respectively and $31,592 and $38,189 for the nine months ended August 31, 1995 and 1994 respectively.

Results of Operations:
The following discussion compares results of operations for the three months ended and nine months ended August 31, 1995 and August 31, 1994.

Three Months Ended August 31, 1995 and August 31, 1994

Net Revenues:
     Total revenues from existing publications were up just over 7%. The Queens Tribune had a decrease of 1% due to the "Official Guide to Queens" being published in the fourth quarter of this year as compared to the third quarter last year, offset by additional revenues from its new Bayside Trib at Home edition. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 27%. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by 14%. There were decreases in revenues of 8% at the Manhattan Spirit and Our Town, attributed in part to a change in sales management and a shift away from lower margin sales. The Bronx Press Review revenues were up by 7% as a result of increased sales efforts. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $5,600,000, an increase of 41%.

Income (Loss) - Publications:
     Net Income from existing publications increased by 5%, even as newsprint prices have continued increasing. The Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to maintain profits. The decrease in income for the Queens Tribune is attributed to the shifting of its "Official Guide to Queens" to the fourth quarter. Dan's Papers income had an increase of 6% as a result of the increase in revenues. The Bronx Press Review had a loss compared to last year as a result of the change in management, repositioning it for growth. The income for Nassau Newspapers showed an increase of 478% as a result of its expansion with Long Island Lifestyles. The Manhattan Spirit and Our Town both were able to maintain last years profit levels. Acquisitions and start-ups continued their move towards profitability. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
The increase in parent company expenses of 21% was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.

Nine Months Ended August 31, 1995 and August 31, 1994

Net Revenues:
     Total revenues from existing publications were up over 7%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 28%. The Queens Tribune has expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by 15%. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to over $13,000,000, an increase of 45%.

Income (Loss) - Publications:
     Net Income from existing publications increased by more than 7%. Dan's Papers had an increase of 19% as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a slight loss compared to a profit last year as a result of the sale of its building last year. The increase in sales for Nassau Newspapers resulted in a profit this year as compared to a loss of over $6,000 last year. All other existing publications were able to maintain last years profit levels. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company continues to engage in ongoing negotiations with paper suppliers and review contracts with printers in order to continue to increase profits .

Parent Company Expenses:
The increase in parent company expenses of 27% was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.


Liquidity and Capital Resources:

At August 31, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $4,315,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a $500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.
Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1995. It is the opinion of management that the line of credit and cash on hand from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.





Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 A.   Exhibits - None

                 B.   Reports on Form 8-K - None



                           SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   NEWS COMMUNICATIONS, INC.
                          (Registrant)








Date: October 18, 1995                            By:/s/ Michael Schenkler
                                                  Michael Schenkler, President




Date: October 18, 1995                            By:/s/ Robert Berkowitz
                                                  Robert Berkowitz, Controller