Form 10KSB
period 1995-11-30
NEWS COMMUNICATIONS INC
filed 1996-04-22
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB


         (Mark One)

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
 | X |   SECURITIES EXCHANGE  ACT OF 1934 [FEE  REQUIRED]
         For the fiscal year ended November 30, 1995

                                                     OR
 |   |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                to

                         Commission file number 0-18299

                            NEWS COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

          Nevada                                    13-3346991
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

         174-15 Horace Harding Expressway, Fresh Meadows, New York 11365
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (718) 357-3380

   Securities registered pursuant to Section 12(b) of the Exchange Act:   None

   Securities registered  pursuant to Section  12(g) of the Exchange Act:

                      Common Stock, par value $.01 per share
                                  (Title of class)

Redeemable Class C   Redeemable Class D      Units, each consisting of one share
Warrants             Warrants                of Common Stock, one Redeemable
(Title of class)      (Title of Class)       Class C Warrant and one
                                             Redeemable Class D Warrant
                                                  (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  The issuer's revenues for its most recent fiscal year were $18,113,462.

                  As of March 29, 1996, 7,820,670 shares of Common Stock were outstanding. The aggregate market value of shares of Common Stock (based on the last sale price as reported by NASDAQ) held by non-affiliates of the issuer was approximately $11,422,082.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               Page 1 of 54 Pages
                             EXHIBIT INDEX - PAGE 47

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.


                  News Communications, Inc., a Nevada corporation formed in 1986 (the Company ), has been primarily engaged, through various wholly owned and partly-owned subsidiaries, in the publication and distribution of advertiser supported, community oriented newspapers and related targeted audience publications. The community newspapers are directed at specific geographic communities and, for the most part, distributed free of charge to selected residences and business establishments and street boxes in those communities. Each publication focuses on the lifestyle, culture, arts, entertainment, politics and social issues of particular interest to the group of communities at which it is directed. Some of the papers publish different editions (with variations in editorial content and advertising) which are distributed to each community in the targeted group. The principal source of the Company's revenues (92% for the fiscal year ended November 30, 1995) is the sale of advertising space in its publications.

                  As used herein, unless the context requires otherwise, the term Company refers to News Communications, Inc. together with its subsidiaries, Access Network Corp. ("Access"), publisher of the Manhattan Spirit (formerly called the West Side Spirit), Tribco Incorporated ("Tribco"), publisher of the Queens Tribune and the Western Queens Tribune, Dan's Papers Inc. ("DPI"), publisher of Dan's Papers and the Montauk Pioneer, Manhattan Publishing Corp., publisher of Our Town, Parkchester Publishing Co. Inc., publisher of the Bronx Press Review, Riverdale Review, and Westchester Lifestyles, Nassau Community Newspaper Group, Inc. ("NCNG"), publisher of Lynbrook USA, the Malverne Times, the Rockville Centre News & Owl, the Valley Stream MAILeader, the Independent Voice of Long Beach, Oceanside & Island Park, the Rockville Center-Oceanside Beacon, the Baldwin Citizen, the East Rockaway Observer, six editions of Long Island Market and Long Island Lifestyles (collectively, the "Nassau Newspapers"), Manhattan File Publishing, Inc., publisher of Manhattan File, Capitol Hill Publishing, Inc. ("Capitol Hill"), publisher of The Hill, Brooklyn Newspaper Publishing, Inc., publisher of Brooklyn Skyline, and West Side Newspaper Corp., publisher of Chelsea-Clinton News and the Westsider.

                  While the Company is also striving to expand the business of its current publications through more intensive sales efforts, it believes that the major opportunities for growth in community newspapers lie through acquisitions of existing publications. Such acquisitions would afford the Company an established presence in the marketing and circulation areas covered by the acquired publications. As opposed to starting up new publications, an acquisition policy also changes a competitor into an ally and, management believes, offers a faster possible return on investment. On the other hand, acquisitions may carry with them negative attributes of their predecessors, such as duplicative staffing which may be costly and disruptive to eliminate and policies, procedures and matters of corporate culture which could be well-established but different from or contrary to those of the acquiring entity. Acquisitions can also be costly to effectuate and may subject the Company to large charges against earnings to amortize their good will, as has been the Company's experience. Consequently, the Company also considers low-cost methods to initiate new publications to complement its existing newspapers and magazine.

                  The Company's business plan is to develop a regional group of publications in the greater New York metropolitan area. The Company's management intends to seek acquisition candidates and other expansion opportunities in the New York region. The Company also desires to expand to other areas as resources permit, including areas such as New Jersey, Connecticut, Massachusetts and resort communities throughout the United States.

                  In furtherance of its business plan, the Company underwent considerable expansion in 1994. This included the acquisition of community newspapers in Nassau County (the suburban Long Island county just east of New York City), Brooklyn and Manhattan.

                  The Company also believes that it has developed the talent and expertise to expand into media ventures other than community newspapers (e.g., electronic publishing on the Internet and radio and television). In addition, in 1995 the Company expanded by launching a new weekly supplement to its Nassau publications, Long Island Lifestyles, and a new weekly door-to-door edition of its Queens newspaper, the Bayside Trib at Home. In 1994, the Company launched two new products - Manhattan File, a glossy magazine directed at the young urban Manhattanite, and The Hill, a newspaper covering the United States Congress.

                  The Company's management believes that advertisers would be receptive to the wide circulation at relatively low cost that could be offered by a related group of publications providing a broad metropolitan area audience. Because the marginal costs of adding editorial and advertising content are generally significantly lower than the additional advertising revenues that would be derived, management believes that it can offer potential new advertisers low rates and still increase its operating profits. It also believes the Company can take advantage of economies of scale, combination of operations and other synergies not available to individual publications. In management's opinion, businesses of the type that advertise in local newspapers such as those published by the Company, such as merchants and other local businesses, are apt to consider such newspapers favorably when compared to other advertising media because of the ability of such newspapers to reach specifically targeted audiences. The advertisers need not pay rates that are based on broader audiences not of interest to them.

The Manhattan Spirit

                  Access publishes the Manhattan Spirit, a weekly free circulation newspaper founded in 1985, which focuses on the news, lifestyle, culture, arts, entertainment, politics and social issues of interest to the West Side and lower Manhattan. Access editors and support staff, together with a variety of contributing free-lance writers and columnists, write and edit all material for each weekly issue of the Manhattan Spirit and perform all composition, layout, and typesetting work. Printing is performed by outside contractors. In addition, the Manhattan Spirit offers graphics and printing services to its customers.

                  The Manhattan Spirit has won many awards, including, in the past four fiscal years, New York State Bar Association awards for excellence in journalism. Various national and international magazines have reprinted articles from the Manhattan Spirit, including Glamour Magazine and Cosmopolitan International, but this is not a significant source of revenue. Editorial content includes columns by well-known columnists in the fields of food and wine, movies and social advice. Other columnists and writers focus on finance, theatre and topics of community interest.

                  The Manhattan Spirit is printed in a tabloid format with a 4-color front page. It is distributed Friday of each week by independent contractors in bulk to locations throughout Manhattan. The principal places of distribution are lobbies of luxury apartment buildings, restaurants, banks, supermarkets and various other business establishments as well as in sidewalk distribution boxes.

Our Town

                  Our Town, a 26-year-old weekly publication distributed in a single edition predominantly on Manhattan's Upper East Side, was acquired by the Company in May 1991. The Company believes it is the East Side's largest free circulation weekly community newspaper. Almost all of its income derives from display and classified advertising.

                  Our Town is published in a 4-color tabloid format. Delivery is made by independent contractors to apartment house lobbies, banks, supermarkets and sidewalk distribution boxes.

Dan's Papers

                  Dan's Papers, published by DPI, focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy resort area known as the Hamptons. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons, local environmental and political issues, as well as a special section on real estate. Dan's Papers is published in tabloid format (with a glossy cover for approximately 17 summer and 9 other issues) on a weekly basis. It is distributed each week to locations on Eastern Long Island, including art galleries, gift shops, supermarkets, newspaper and card shops, restaurants and boutiques. There is also weekly distribution in Manhattan. Management of the Company believes that Dan's Papers has the largest circulation in Eastern Long Island of any weekly publication.

                  DPI also publishes the Montauk Pioneer, which has been designated by the Montauk Village Association as the official newspaper of the community of Montauk.

                  Dan's Papers was first published in 1960 by Mr. Daniel Rattiner, and is believed by the Company to be the first free resort newspaper in the United States. The Company acquired its 80% interest in DPI (Mr. Rattiner is the owner of the other 20%) in October 1988. Mr. Rattiner continues to be the publisher and editor of Dan's Papers under an employment agreement with DPI expiring in 1998, subject to earlier termination on certain conditions.

Queens Tribune

                  In May 1989, Tribco acquired, by way of merger, all the outstanding stock of two companies which, together, published and distributed the Queens Tribune, which now consists of nine free circulation editions and one paid-circulation edition weekly community newspapers serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune, a five-year old weekly publication distributed in areas in western Queens County not previously served by the Queens Tribune and the Bayside Trib at Home, which covers the news, events and lifestyles in the community of Bayside, Queens. It is distributed by hand, door-to-door in Bayside, which is one of the most influential neighborhoods in Queens County.

                  The Queens Tribune was started in 1970 and is believed by the Company to have the largest circulation of any weekly community newspaper in Queens County. The format is a tabloid with four-color front and additional pages. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by Tribco's editors and support staff. The Queens Tribune has won numerous awards for journalistic excellence. Delivery is made by independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. Printing, graphics, consulting, distribution, flyer and insert revenue are significant sources of income to the Queens Tribune operation, providing approximately 9% of its revenues in the fiscal year ended November 30, 1995.

The Bronx Press Review, Riverdale Review and Westchester Lifestyles

                  On December 18, 1992, the Company acquired Parkchester Publishing Co. Inc., publisher of the Bronx Press Review. The Bronx Press Review is a fifty-four year old paper which took on a Bronx-wide identity to fill a vacuum left by the absorption of the daily Bronx Home News by the New York Post in the late 1940s. It is a tabloid paper with a 4-color front and back page. The Bronx Press Review has been designated by the New York City Council as the official newspaper of Bronx County for the publication of he Concurrent Resolutions of the Legislature.

                  In the last quarter of 1993, the Company started the Riverdale Review, which serves the affluent Riverdale area of the Bronx. It is also publishing Westchester Lifestyles, a monthly supplement to reach in to the Westchester advertising market.

                  The Riverdale Review is a community weekly covering the news, events, people and lifestyles of the Riverdale community. It is distributed free of charge throughout the affluent northwest Bronx community which it serves. 19,000 copies are distributed door-to-door to private homes, in bulk to the lobbies and mailrooms of the 175 apartment buildings in the area, and through street distribution boxes and other bulk distribution to high traffic businesses and religious and educational institutions.

The Nassau Newspapers

                  On December 9, 1993, the Company, through NCNG, acquired the assets of the eight Nassau Newspapers from a group of sellers for an aggregate purchase price of approximately $320,000 in cash and 162,143 shares of Common Stock, which will be issued on the three anniversary dates of the closing beginning on December 9, 1996. The shares of Common Stock to be issued had an aggregate market value of $709,375 but, because of the deferral of their issuance and their nature as restricted securities, have been valued by the Company at approximately $355,000 for financial accounting purposes. Mr. Barry Manning has been employed by NCNG to continue as publisher of the Nassau Newspapers.

                  Each of the Nassau Newspapers serves a community in Nassau County, New York, a suburban county adjacent to Queens County in New York City. The oldest of the Nassau Newspapers has been in continuous publication for 88 years. The group averages over 50 years of continuous weekly publication per paper. Each of the Nassau Newspapers has been designated as the official newspaper of its community. The Company has expanded into six additional Nassau County communities with a shopper-type publication called the Long Island Market.

                  Recently the Company has developed a new publication, Long Island Lifestyles, which serves as a second section to its fourteen existing Nassau publications and is also distributed by itself in heavily trafficked areas. This new product offers moderately priced advertising to the central and south Nassau marketplace.

Manhattan File

                  Manhattan File is a monthly (plus five special issues annually), 4-color, perfect bound, glossy magazine that debuted in August 1994. It targets 20-45 year-old young, affluent Manhattan residents who are fashion and style conscious. With stories on the latest fashion trends for young men and women, ideas on interior decorating, dining tips, profiles and interviews with successful thirtysomethings and a comprehensive arts and entertainment guide for the young and wealthy. Manhattan File fills a local niche that the Company believes is not served by any other New York publication.

                  During the second week of each month, 50,000 complimentary copies are distributed to the luxury buildings on the upper East Side, upper West Side, SoHo and the West Village neighborhoods of Manhattan, as well as to various restaurants, boutiques, salons, nightclubs, health clubs and in 75 signature distribution boxes throughout Manhattan. In all, there are more than 800 distribution sites where young people live or frequent.

                  National advertisers targeted are high-end fashion, jewelry, liquor, tobacco, and automotive; on the local front, categories targeted include health clubs, restaurants, boutiques, art auction houses, hotels and cultural institutions. Well-known national advertisers have been joined by many local advertisers including prestigious restaurants, auction houses and hotels.

     The Company owns 90% of the stock of Manhattan File Publishing, Inc. The remaining 10% is owned by an employee.

Brooklyn Skyline

                  The Brooklyn Skyline, which was acquired by the Company in August 1994, is published weekly in five editions which are distributed door-to-door in Brooklyn's southern tier. Originally a tabloid shopper-type publication, the Company is in the on-going process of converting the Brooklyn Skyline to a community newspaper to complement its other publications. The introduction of "Koch at the Movies," the News Communication Telephone Poll and the Company's Citywide political page "NYConfidential" in addition to local news coverage by newly hired Brooklyn reporters distinguish the Brooklyn Skyline from its major competition, The Marketeer, an established door-to-door shopper. In addition to its established display sales effort, the Company introduced a classified advertising section. Additional revenue is also generated by the occasional sale of distribution of circulars to accompany the door-to-door distribution of Brooklyn Skyline. The Brooklyn Skyline operates out of an office in the Mill Basin section of Brooklyn. It is printed on newsprint with the use of spot color and is distributed by crews supervised and trained by the Company.

Chelsea-Clinton News and Westsider

                  The Chelsea-Clinton News and Westsider are the only paid circulation weekly newspapers on the West Side of Manhattan. The Westsider, a 25-year-old community newspaper, covers the area from 59th- 125th Streets from Riverside Drive to Central Park West. The Chelsea-Clinton News, a 56-year-old community newspaper, covers the area from 14th-59th Streets from 5th Avenue to 11th Avenue. These two publications rely on revenue from display advertising, classified advertising, subscriptions, newsstand sales, legal advertising and from an in-house typesetting shop that brings in more than 20% of the annual revenue. The Chelsea- Clinton News and Westsider were acquired by the Company in October 1994.

The Hill

                  In September 1994, the Company embarked on its most ambitious undertaking to date -- the publication of The Hill, a new weekly newspaper devoted to the coverage of the United States Congress. Martin Tolchin, an award-winning, forty year veteran of the New York Times signed a five year contract to serve as publisher and editor and chief of The Hill. The paper, which offers comprehensive coverage of every aspect of Congress and life in the Capitol, is distributed free of charge to members of Congress and their staffs. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to influence the decisions of Congress. Additional revenues come from classified advertising, local retail advertising, subscriptions and the sale of the paper outside of the Capitol area. The Hill is operated out of its own offices in Washington, D.C. It is printed on newsprint in black ink and process four color. It is primarily distributed to congressional office buildings and government agencies as well as to select retail locations, hotels and street boxes.

Printing and Production

                  The printing of each of the Company's publications is presently done by independent printing shops. The Company sends to the printer completely composed, laid-out, typeset pages for photo-offset reproduction. In each case, the printer is able to provide all of the necessary materials (i.e., paper, ink, etc.) for printing, and bills the Company for its services and materials used. In some instances, the Company purchases its own paper rather than that supplied by the printer. The Company believes that it obtains its printing services at competitive prices, and if, for any reason, the arrangements that it has with its printers should terminate, management believes that similarly favorable arrangements could be had with several other printing shops in or around New York City.

Advertisers and Readers; Marketing Activities

                  Most of the Company's publications are weeklies primarily distributed free of charge to their readers. The Bronx Press Review, the eight Nassau Newspapers, the Westsider and Chelsea-Clinton News and one edition of the Queens Tribune are paid circulation publications. The primary source of the Company's revenue is through the sale of advertising space in the publications, although several of the weekly publications also offer graphics and printing services to outside service purchasers, including several school publications. The advertising revenues of each of the Company's publications ar derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in the Company's publications represents multiple insertion advertising (where an advertising client runs an advertisement in two or more issues of a publication). This percentage has remained fairly stable for the Company's publications over the last four years. On a year-to-year basis, the Company estimates that, over the last four fiscal years, approximately two-thirds of its display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertising client represents more than 5% of the Company's advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications, as has been advertising directed to telephonic response.

                  The Company employs sales representatives who are compensated, for the most part, with incentive-based compensation packages. The Company has commenced supplementing the sales activities of the individual publications with centralized group sales activities seeking advertisers for all or a combination of the Company's publications. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as chain store and franchise operations.

Competition

                  The Company competes directly for advertising revenues with newspapers and magazines which are sold to readers or are distributed free, as well as other advertising media. The Company does not significantly compete, however, with other publishers of newspapers or magazines for paid circulation revenues as most of its publications are distributed free of charge to its readers.

                  Those newspapers and magazines competing with the Manhattan Spirit and Our Town for advertising and targeted at Manhattan or parts thereof include, among others, the Resident, New York Press, New York Observer, New York Magazine and The Village Voice. In order to compete with the lower advertising rates of smaller publications in the Manhattan Spirit's market area, the Company utilizes a split zone program whereby advertisers may purchase space in only half of the Manhattan Spirit's copies at an appropriately reduced rate. During the months from May through September, Dan's Papers serves the same market as Hampton Magazine, a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and not distributed free of charge. The Montauk Pioneer is the only paper that serves Montauk. The Queens Tribune competes with many publications, including Newsday and the free circulation publications Queens Chronicle and Queens Courier, both of which are somewhat smaller in circulation and advertising revenue than the Queens Tribune. The Bronx Press Review competes against community newspapers such as the Bronx Times Reporter and the Bronx News.

                  The Riverdale Review is the only saturation circulation, free distribution newspaper serving that affluent community. The Riverdale Press, a paid circulation weekly, has a smaller circulation.

                  In addition to Newsday, the daily newspaper in Nassau County, the Nassau Newspapers have several other weekly competitors in the south-west section of the county. These include the South Shore Tribune, a free circulation newspaper, a group of paid circulation newspapers published by Richner Publications, and Pennysaver/This Week and Shoppers Guide, two free circulation shopper publications. In addition, there is a free circulation television listing magazine entitled Prime Time.

                  Manhattan File is the only free distributed glossy magazines targeting young people in Manhattan. Competitors include national magazines like Vanity Fair, Details and Rolling Stone. Also, locally there is a small competitive overlap for advertising with the free newspapers, The Village Voice and The New York Press.

                  Although there is no competition for subscriptions or legal revenue because there are no other paid circulation weeklies on the West Side, the Chelsea-Clinton News and Westsider do compete for display and classified advertising with other free weeklies on the West Side, including the Manhattan Spirit and The Resident.

                  The Brooklyn Skyline is one of a number of free distribution papers in Brooklyn. The Marketeer, an established door-to-door shopper, is its primary competitor.

     The Hill services the same market as Roll Call, an established newspaper published twice weekly.

                  There are numerous other publications distributed in the Company's circulation areas, some of which have resources substantially greater than those of the Company, which compete for advertising against the Company's publications. Management of the Company expects to be competitive because the Company can offer customers the ability to focus its advertisements on a specific market, thereby giving the customer a chance to control costs by narrowing its advertising scope and eliminating waste. Management believes that, over the years of publication, the Company's newspapers have developed a favorable reputation and following. The Company also believes it can compete favorably by offering advertisers the opportunity to choose from a menu of the Company's publications, by offering advertisers more favorable rates as the number of publications increases and by affording advertisers the ability to pinpoint a specific group or geographic area or combination thereof. The major barrier to the entry of new competitive publications is the need for sufficient capital to start up and continue operations until a sufficient advertising base is created.

Employees

                  As of November 30, 1995, the Company had 307 full- and part-time employees, 55 of whom were editorial; 123 were engaged as display and classified advertising sales personnel; 61 were engaged in production; and 63 were engaged in administrative and clerical activities. The Company also maintains a roster of free-lance contractors. Management considers its relations with the Company's employees to be satisfactory.

Seasonality

                  Dan's Papers and the Montauk Pioneer, which are resort area newspapers, have significant seasonal variations in revenues. This seasonality may cause operating results to vary significantly from quarter to quarter, with the third fiscal quarter being the most significant in terms of revenues and income.

ITEM 2.  DESCRIPTION OF PROPERTY.

                  The Company and its subsidiaries operate out of eight separate locations. The Manhattan Spirit, Our Town, Chelsea-Clinton News and the Westsider share 7,000 square foot premises at both 242 West 30th Street, New York, New York, under a lease with an unaffiliated landlord which commenced in 1995 and terminates in January 2001, at an annual rental of $52,000 for the first year, increasing over the term to $75,380 in the last year.

                  DPI leases from Mr. Daniel Rattiner, current 20% owner and President of DPI, 1,910 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of $38,200 (plus cost-of-living increases) for a term of ten years terminating in October 1998. The Company has an option to renew its lease for an additional five-year term.

                  Tribco has a ten year lease, which commenced on November 1, 1990, with an unaffiliated landlord to rent approximately 8,000 square feet of office space and space for publication of the Queens Tribune in Fresh Meadows, New York, for annual base rents ranging from $88,000 to $128,000. The lease is renewable for five years at a $152,000 base annual rent. These premises also serve as the Company's executive and financial offices.

     Parkchester Publishing Co. Inc. has a five year lease for 2,500 square feet of office space at 170 West 233rd Street, Bronx, New York, commencing June 1994, at an annual rental of $34,200, increasing over the term to $38,500 in the last year.

                  NCNG has a five year lease for 7,600 square feet of office space at 216 East 2nd Street, Mineola, New York, commencing November 1994, at an annual rental of $53,400, increasing over the term to $62,350 in the last year. The Company has an option to renew its lease for an additional five years.

                  Manhattan File Publishing, Inc. has a five and one-half year lease for 3,500 square feet of office space at 594 Broadway, New York, New York, commencing March 1994, at an annual rental of $56,000.

                  Capitol Hill Publishing, Inc. has a five year lease for 3,735 square feet of office space at 733 15th Street, N.W., Washington, D.C., commencing August 1994, at an annual rental of $68,880.

                  Brooklyn Newspaper Publishing, Inc. has a three year lease for 2,500 square fee of office space at 2123 Utica Avenue, Brooklyn, New York, commencing November 1994, at an annual rental of $18,000, increasing over the term to $19,800 in the last year.

                  The Company believes that its present space is adequate for current purposes and offers moderate expansion possibilities.


ITEM 3.  LEGAL PROCEEDINGS.

                  An action entitled Jean Jee v. News Communications, Inc., was instituted in the Supreme Court, New York County, in January 1991. The complaint alleges libel claims against the Company in connection with an article printed in the Manhattan Spirit which accused Ms. Jee, then principal of a Manhattan public school, of running her own computer business out of the school, beating special education students and having been suspended by the New York City Board of Education. Promptly after the complaint was served, the Manhattan Spirit printed a retraction concerning the suspension accusations. In fact, Ms. Jee had taken a leave of absence. Ms. Jee is suing for $2,000,000 in compensatory damages and unspecified punitive damages. The Company intends to vigorously defend the suit and has filed an answer denying the material allegations of the complaint and has served demands for document production. Ms. Jee's motion for a protective order in connection with such demands was granted. Discovery has not yet commenced. Management believes, although there can be no assurance, that, based upon the application of the relevant law (as explained to management by counsel representing the Company) to the facts known to it, the claims asserted in this action are without merit. It is the policy of such counsel not to express opinions as to the outcome of actions such as this.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The   Company  did  not  submit  any  matters  to  a  vote  of
stockholders during the last quarter of the fiscal year ended November 30, 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Company's Common Stock is quoted on the National Association of Securities Dealers Automated Quotation System (Nasdaq) Small Cap Market under the symbol NCOME. The Units (symbol NCOMU), each consisting of one share of Common Stock, one Redeemable Class C Warrant (symbol NCOMM) and one Redeemable Class D Warrant (symbol NCOML), are also quoted on Nasdaq. The securities constituting the Units became separately tradeable on February 12, 1993, but separate trading has not been established by any market maker. The prices listed below are the high sales and low sale prices for the periods reported.

                  The Company's Redeemable Class A Warrants, which were quoted on Nasdaq under the symbol NCOMW, expired on March 29, 1996. None of the Company's Redeemable Class B Warrants, which also expired on March 29, 1996, were ever issued.

===============================================================================


                         Common Stock                         Units
- -------------------------------------------------------------------------------
Quarter Ended         High          Low                High               Low
- -------------------------------------------------------------------------------
February 28, 1994     4.25          2.00               7.00               2.00
- -------------------------------------------------------------------------------
May 31, 1994          2.38          1.25               2.50               1.50
- -------------------------------------------------------------------------------
August 31, 1994       3.50          2.00               5.00               2.00
- -------------------------------------------------------------------------------
November 30, 1994     3.00          1.88               3.00               1.75
- -------------------------------------------------------------------------------
February 28, 1995     3.06          1.94               4.00               2.00
- -------------------------------------------------------------------------------
May 31, 1995          2.75          1.88               2.75               2.25
- -------------------------------------------------------------------------------
August 31, 1995       2.94          2.00               4.25               4.25
- -------------------------------------------------------------------------------
November 30, 1995     3.00          2.37               3.25               2.50
===============================================================================


                  The Company estimates that at February 29, 1996 there were approximately 2,100 beneficial owners of its Common Stock, approximately 650 beneficial owners of the Units, approximately 650 beneficial owners of the
Redeemable Class C Warrants and approximately 650 beneficial owners of the Redeemable Class D Warrants. There were approximately 1,000 record owners of the Company's Common Stock, approximately 80 record owners of the Units, approximately 80 record holders of the Redeemable Class C Warrants and approximately 80 record holders of the Redeemable Class D Warrants.

Dividend Policy

                  The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company. Also, applicable provisions of Nevada corporate law may affect the ability of the Company to declare and pay dividends on the Common Stock. Under Nevada law, dividends may be paid from a corporations excess of assets over its liabilities including capital (based upon certain computations) or, in case there shall be no such excess, out of its net profits for the current fiscal year and the preceding fiscal year or out of its net profits for the preceding fiscal year. There can be no assurance that, in the future, the Company will have sufficient surplus available for payment of dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                  The table on the following page sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Review -- December 1993; Nassau Newspapers -- December 1993; Brooklyn Skyline -- August 1994; Manhattan File -- August 1994; The Hill -- September 1994; Chelsea-Clinton News and Westsider -- September 1994. For information with respect to the Company's financial position and actual results of operations on a consolidated basis, please refer to Consolidated Financial Statements and Notes thereto.

RESULTS OF OPERATIONS

                  The following discussion compares results of operations for the fiscal year ended November 30, 1995 to the fiscal year ended November 30, 1994. Brooklyn Skyline was acquired in August 1994, West Side was acquired in September 1994 and The Hill and Manhattan File were started during 1994. Therefore comparisons for these publications are not discussed as they would not be meaningful.

                  In a year that was highlighted by a 34% increase in revenues from $13,554,929 in 1994 to $18,113,462 in 1995, the Company started to apply its successful publishing techniques to its new properties. We anticipate the effect of these strategies to accrue to the Company's benefit in the near future.

Net Revenues
                  Total revenues from existing publications were up slightly (3%). Dan's Papers had an increase in revenues (12%) as a result of its continued dominance in its market area. There were decreases in revenues at the Manhattan Spirit (5%) and Our Town (7%) primarily as a result of decline in revenues associated with the electoral process in this off-election year. The next fiscal year has normal election activity and should return these revenues to their previous levels. The Queens Tribune had an increase in revenues (1%) in spite of a significant decrease in election related revenues, due primarily to the growth of its Bayside Trib at Home edition which was started up in the latter part of the year. The Bronx Press Review revenues show a modest increase (3%). The addition of Long Island Lifestyles, a four color lifestyle section which is included in all existing Nassau publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (8%).

Income (Loss)-Publications

                  The unusually large increase of approximately 60% in the cost of newsprint, which accounts for 60% -- 65% of printing costs, was the largest factor causing a decrease in the income of existing publications. Income was down for the Queens Tribune (18%), Dan's Papers (5%), Manhattan Spirit (34%) and Our Town (34%) primarily as a result of the increase in the price of newsprint. As a result of newsprint prices, the cost of printing the Company's newspapers increased between 22% and 40%, which accounts for more than the entire decrease in operating income. Dan's Papers decrease was offset by its increased revenues. The Queens Tribune income also includes start-up costs relating to its new Bayside Trib at Home edition. The increase in loss at Nassau Newspapers (59%) resulted from the increase in printing costs as well as the increased costs associated with the start-up of Long Island Lifestyles. In addition to the effect of newsprint prices, the Bronx Press Review showed a loss as compared to a small profit last year as a result of the prior year including a significant gain on the sale of its building in 1994. Since year-end the price of newsprint has fallen approximately 13% and additional reductions are anticipated. Additionally, since the end of the fiscal year the Company has taken steps to reduce expenses in its operating budget by approximately $1,200,000.

Parent Company Expenses

                  The increase in parent company expenses was primarily a result of increased rent and personnel costs and professional fees required by the recent corporate growth expansion.




                                                                       Year ended November 30,
                                                                     1995                   1994(1)

NET REVENUES
Existing Publications:
   Queens Tribune.................................................$3,169,336             $3,148,418
   Dan's Papers................................................... 3,261,060              2,921,469
   Manhattan Spirit............................................... 1,712,280              1,802,405
   Our Town....................................................... 1,552,499              1,678,349
   Nassau Newspapers.............................................. 2,327,215              2,153,750
   Bronx Press Review.............................................   925,314                899,647
                                                                  -----------            ----------
Total Revenues - Existing Publications                            12,947,704             12,604,038
                                                                  ----------             ----------
Acquisitions and Start-ups:
   The Hill....................................................... 1,645,501                216,962
   Manhattan File................................................. 1,490,178                392,070
   Brooklyn Skyline............................................... 1,054,169                206,323
   Westside Publications..........................................   975,910                135,536
                                                                   ---------            -----------
Total Revenues - Acquisitions and Start-ups:                       5,165,758                950,891
                                                                   ---------            -----------
Total Revenues                                                    $18,113,462           $13,554,929
                                                                  ===========           ===========

INCOME (LOSS) PUBLICATIONS BEFORE GOODWILL
Existing Publications:
   Queens Tribune.................................................  $496,001               $605,903
   Dan's Papers...................................................   679,379                713,290
   Manhattan Spirit...............................................    79,307                120,878
   Our Town.......................................................   157,246                239,520
   Bronx Press Review.............................................  (125,378)                 1,756
   Nassau Newspapers..............................................   (287,917)             (181,459)
                                                                  ------------           -----------
Net Income - Existing Publications                                    998,638             1,499,888
                                                                  -----------            ----------
Acquisitions and Start-ups:
   The Hill.......................................................  (316,177)              (387,887)
   Manhattan File.................................................  (373,628)              (499,495)
   Brooklyn Skyline...............................................  (149,460)               (59,825)
   Westside Publications..........................................    (34,631)              (16,310)
                                                                  ------------           -----------
Net (Loss) - Acquisitions and Start-ups:                             (873,896)             (963,517)
                                                                  ------------           -----------
Net Income                                                          $124,742               $536,371
                                                                  ==========             ==========

INCOME (LOSS) PUBLICATIONS AFTER GOODWILL(2)
Existing Publications:
   Queens Tribune.................................................  $389,133               $499,035
   Dan's Papers...................................................   628,678                662,589
   Manhattan Spirit...............................................    79,307                120,878
   Our Town.......................................................   103,401                185,675
   Bronx Press Review.............................................  (139,626)               (12,492)
   Nassau Newspapers..............................................  (321,762)              (212,436)
                                                                  ------------           -----------
Net Income - Existing Publications                                    739,131             1,243,249
                                                                  -----------             ---------
Acquisitions and Start-ups:
   The Hill.......................................................  (316,177)              (387,887)
   Manhattan File.................................................  (376,828)              (499,495)
   Brooklyn Skyline...............................................  (165,753)               (61,865)
   Westside Publications..........................................   (40,751)               (20,091)
                                                                    -----------          -----------
Net (Loss) - Acquisitions and Start-ups:                            (899,509)              (969,338)
                                                                  -----------            -----------
Net (Loss) Income                                                   ($160,378)             $273,911
                                                                   ===========           ==========

PARENT COMPANY EXPENSES
Personnel, Rent, General and Administrative                       $1,519,968             $1,288,989
Interest (Income) Expense(3)                                            3,900               (37,196)
                                                                  -----------            -----------
Total Parent Company Expenses                                      $1,523,868            $1,251,793
                                                                  ===========            ==========

NET (LOSS) BEFORE MINORITY INTEREST                               ($1,684,246)            ($977,882)
                                                                  ============          ============
LESS: MINORITY INTEREST OF INCOME OF SUBSIDIARY                        47,788                --
                                                                  ------------          ------------
NET (LOSS)                                                        ($1,732,034)            ($977,884)
                                                                  ============          ============

- -----------------------------------------
(Footnotes to table are on following page)








- -----------------------------
(Footnotes to table on preceding page)

(1) The results of operations for 1994 have been restated to reflect increased expenses and loss. See Note ___ to the financial statements.

(2)   Reflects expense for amortization of goodwill by publication as follows:

                                              Year ended November 30,

                                                     1995           1994
                                                     ----           ----

                 Queens Tribune..........         $106,868        $106,868
                 Dan's Papers............           50,701          50,701
                 Our Town................           53,845          53,845
                 Bronx Press Review......           14,248          14,248
                 Nassau Newspapers.......           33,845          30,977
                 Brooklyn Skyline........           16,293           2,040
                 Westside Publications...            6,120           3,781
                 Manhattan File..........            3,200            ---
                                                ----------       ---------
                                                  $285,120        $262,460


(3) Net of interest income of $28,708 and $61,993 for the years ended November 30, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

            At November 30, 1995, the Company had an excess of current assets over current liabilities of approximately $2,376,000. Through November 30, 1995, approximately $76,000 was used to repay the remaining notes and accrued interest incurred with the acquisition of the Bronx Press Review and $24,000 was paid to a former officer of Manhattan File. The remaining $24,000 is due to be paid by April 29, 1996. During the year ended November 30, 1995, the Company obtained $500,000 from bank loans. An additional $675,000 was obtained through April 17, 1996. The Chairman of the Board of the Company has personally guaranteed payment of $175,000 to the bank.

            For the year ended November 30, 1995, the Company had a cash decrease of approximately $788,000 (a) resulting from operating activities, made up of operating loss of ($1,732,034), increased by non-cash items such as depreciation and amortization of $495,000, provision for loss on accounts receivable of $396,000 and changes in balance sheet items such as increases in accounts receivable ($1,527,000) and increases in accounts payable and accrued expenses of approximately $261,000; (b) increased by investing activities such as sale of marketable securities of $925,000 offset by capital expenditures of ($148,000); (c) increased by $418,000 provided by financing activities including $500,000 from proceed of bank loans and proceeds of option & warrants exercises ($60,000) offset by repayment of notes payable ($100,000) and dividends on Preferred Stock ($41,000).

            The Company is currently seeking additional funding from bank loans and/or sales of its securities in order to reduce its accounts payable balances. Management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1996. Although there can be no assurances to this effect, management is confident that it has available a variety of funding and revenue sources to meet the Company's cash needs.

ITEM 7.     FINANCIAL STATEMENTS.

            The financial statements listed on page F-1 are included in this Report beginning on page F-2.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            As of February 29, 1996, the Company's directors, executive officers and other significant employees and their ages and positions are as follows:


Name of Individual             Age       Position with Company and Subsidiaries

Gary Ackerman                  53        Director of the Company

Thomas Allon                   33        Executive Vice President of the Company

Robert Berkowitz               47        Controller of the Company

Eric Breindel                  40        Director of the Company

John Catsimatidis              47        Director of the Company

Jerry Finkelstein              80        Chairman of the Board, Director of the
                                         Company and officer of subsidiaries

Joseph K. Fisher               49        Director of the Company

David Jaroslawicz              49        Director of the Company

William J. Kelleher, Jr.       47        Director of the Company

Andrew J. Maloney              64        Director of the Company

Christopher C. McGrath         59        Director and Treasurer of the Company;
                                         Director of Access

Martin J. McLaughlin           57        Director and Secretary of the Company
                                         and officer of a subsidiary

Daniel Rattiner                56        President, Publisher, Editor and
                                         Director of DPI

Michael Schenkler              50        Director and President of the Company
                                         and director and officer of
                                         subsidiaries

Andrew J. Stein                51        Director of the Company

Arthur Tarlow                  66        Director of the Company



            Gary Ackerman has been a director of the Company since March 1990. He has served in the United States House of Representatives as a Representative from New York, since March 1983. From 1979 until 1983, Mr. Ackerman was a member of the New York State Senate. From 1970 to 1979, Mr. Ackerman was the founder, editor and publisher of the Queens Tribune.

            Thomas Allon was elected Executive Vice President of the Company in November 1994. He has been Publisher of the Manhattan Spirit and Our Town since 1992. From 1990 to 1991 he was Managing/Associate Publisher of the Manhattan Spirit.

            Robert Berkowitz has served as Controller of the Company since December 1992. From November 1991 to November 1992, Mr. Berkowitz was a financial and management consultant with Gobstein, Weingarten & Goldfarb, a certified public accounting firm. From August 1989 to November 1991 he was the Chief Accounting

Officer for Meringoff Equities, an owner and manager of commercial real estate. From August 1980 to August 1989 he was Vice-President and Controller of the Trump Group, a private investment company specializing in the acquisition and operation of both public and private companies. From 1977 to 1980 he was with the public accounting firm of Price Waterhouse.

     Eric Breindel has been a director of the Company since October 1993. Since 1986, Mr. Breindel has been Editorial Page Editor of the New York Post. He also writes for Commentary, The New Republic, The Wall Street Journal, as well as other periodical. He is the recipient of numerous professional awards and honors and appears regularly as a commentator on both television and radio news programs. Mr. Breindel is a graduate of Harvard College and Harvard Law School.

            John Catsimatidis has been a director of the Company since December 1991. Mr. Catsimatidis is also the Chairman of Red Apple Companies, Inc., a holding company for supermarket chains in New York and Florida. Since July 1988, Mr. Catsimatidis has served as Chairman of the Board, Chief Executive Officer, Treasurer and director of Designcraft Industries, Inc., an American Stock Exchange listed company. Mr. Catsimatidis is also currently the Chairman of the Board, Chief Executive Officer, President and director of United Refining Company, a refiner and retailer of petroleum products.

            Jerry Finkelstein has been a director of the Company since December 1987 and became Chairman of the Board in August 1993. He served as publisher of The New York Law Journal from 1960 to 1984. Mr. Finkelstein was Chairman of the Board of Struthers Wells Corporation for more than 5 years prior to 1993 when he resigned. Struthers Wells Corporation filed for protection under Chapter XI of the United States Bankruptcy Code in February 1994. Mr. Finkelstein is a former member of the Board of Directors of Rockefeller Center, Inc., Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation and TPI Enterprise, Inc. (formerly Telecom Plus International Inc.), a communications company. He is also a former Commissioner of the Port Authority of New York and New Jersey.

            William J. Kelleher, Jr. has been a director of the Company since July 1994. Since November 1993, he has been General Counsel to Colonia Insurance Company. Previously, from 1983, he was in private practice, specializing in litigation in federal and state courts. From 1981 to 1983, he was Chief, Market Integrity Section, of the United States Commodity Futures Trading Commission. From 1979 to 1981, he was Chief Counsel to the New York State Senate Committee on Investigations, Taxation and Government Operations. From 1978 to 1979, he was Chief of Investigations for the District Attorney of Queens County, New York, and from 1973 to 1978, he was an Assistant United States Attorney for the United States Attorney's Office for the Southern District of New York.

            Joseph K. Fisher has been a director of the Company since March 1990. He has served as President and Chief Executive Officer of Fisher & Company, a New York-based marketing communications firm, since March 1988. From 1978 to 1988, he was Chairman and Chief Executive Officer of Fisher, Jackson, Levy, Flaxman, an advertising company, and, from 1981 to 1987, he was President of Steadman, Sheehan, Meara and Fisher, a public relations firm. Mr. Fisher has been a director of International Thoroughbred Breeders, an American Stock Exchange company, since 1986, and a director of the New York Drama League since 1987.

            David Jaroslawicz has been a director of the Company since March 1990. He has been an attorney in private practice in New York and California for more than the past five years. He is a member of the Bar of New York, California and Florida.

          Andrew J. Maloney has been a director of the Company since September 1993. He is a partner at the New York law firm of Brown & Wood. From 1986 until December 1992, Mr. Maloney was United States Attorney for the Eastern District of New York. Mr. Maloney is a graduate of the United States Military Academy at West Point and Fordham Law School.

            Christopher C. McGrath has been a director and Treasurer of the Company since December 1987.

He has been a government relations consultant since August 1988. Prior to that time, from November 1986 through July 1988, he was Executive Director of the New York State Petroleum Council, a subsidiary of the American Petroleum Institute, a trade association representing major oil companies. Previously, he was Director of Government Relations of the New York State Petroleum Council. He has served as a director of Access since October 1987.

          Martin J. McLaughlin has been a director of the Company since December 1990 and Secretary of the Company since April 1992. Mr. McLaughlin has been a local government lobbyist since 1982 for corporate clients in various industries, such as real estate and utilities. Mr. McLaughlin also performs public relations work for various corporate clients.

            Daniel Rattiner is Publisher and Editor of Dan's Papers, having held these positions since he began the publication in 1960. He has also been President and a director of DPI since its organization in October 1988.

            Michael Schenkler has been a director of the Company since March 1990, became a Vice President in August 1990 and was elected President in December 1991. He has been President and Publisher of the Queens Tribune since 1979. Prior to taking over the Queens Tribune full time in 1982, Mr. Schenkler spent 15 years as an educator employed by the Board of Education of New York City, where he served as a teacher, assistant principal and principal.

            Andrew J. Stein has been a director of the Company since July 1994. He is President of Benake Corporation, a management consulting firm. Prior to assuming such position in 1993, Mr. Stein was actively involved in public affairs. From 1986 to 1993, he was President of the Council, New York City. From 1978 to 1985, he was President of the Borough of Manhattan and from 1969 to 1977, he was a member of the New York State Assembly. He was also Chairman of the New York City Commission on Public Information and Communication, and has been a Trustee of the New York City Employees Retirement System and an ex officio member of The Museum of The City of New York, The New York Public Library, The Metropolitan Museum of Art and The Queens Borough Public Library. Mr. Stein is a son of Mr. Finkelstein.

            Arthur Tarlow has been a director of the Company since August 1993. He is an attorney currently of counsel to Meyer, Suozzi, English & Klein, P.C. of Mineola, New York, where he has been practicing for more than 10 years as a specialist in taxation, estates and trusts. He is also a Certified Public Accountant and has been a partner in the accounting firm of David Tarlow & Company for more than 25 years. He is a member of the New York State Bar Association, admitted to practice before the U.S. Tax Court, and a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants.

            The directors serve until the next annual meeting of stockholders or until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

            To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended November 30, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that the reports covering the granting of options on August 17, 1995 under the Company's Non-Discretionary Directors Stock Option Plan were filed late by each of the directors who received such grants (see Item 10).

ITEM 10.    EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

            The following table shows compensation paid by the Company and its subsidiaries to certain of its executive officers (including the chief executive officer) for the fiscal years ended November 30, 1995, 1994 and 1993.


                           SUMMARY COMPENSATION TABLE

===================================================================================================================================
                                                                             Annual Compensation                       Long-Term
                                                                                                                     Compensation
                                                             ----------------------------------------------------------------------
                                                                                                                        Awards
                                                                                                                -------------------
                                                                                                     Other
                                                                                                    Annual
                                                                                                   Compensa-
                                                                  Salary           Bonus             tion            Options
Name and Principal Position                          Year           ($)             ($)               ($)              (#)

- -----------------------------------------------------------------------------------------------------------------------------------
Michael Schenkler, President and Chief Exec-       1995        150,000              ---               ---              ---
utive Officer of the Company and officer of        1994        142,553              ---               ---            67,500
subsidiaries                                       1993        142,553              ---               ---            45,000
- -----------------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner, Officer of Dan's Papers, Inc.     1995        127,813              61,169         15,000(1)           ---
                                                   1994        124,016              39,367         15,000(1)           ---
                                                   1993        120,4061             20,285         15,000(1)         35,000
- -----------------------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein, Chairman of the Board of        1995        195,000              ---               ---              ---
the Company and officer of subsidiaries            1994        175,392              ---               ---            217,500
                                                   1993        ---                  ---               ---            310,000
===================================================================================================================================

- --------------------------------------

(1) Mr. Rattiner is entitled to receive an aggregate of $15,000 per year for discounted trade-sale merchandise from advertisers (who provide such
      merchandise   to  Mr.   Rattiner   in  lieu  of  paying  the  Company  for
      advertising).



===================================================================================================================================
                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)
- -----------------------------------------------------------------------------------------------------------------------------------
                                   Number of                  Percent of
                                   Securities               Total Options/
                                   Underlying                SARs Granted               Exercise or
                                  Options/SARs               to Employees                Base Price
                                  Granted (#)               in Fiscal Year                 ($/Sh)                Expiration Date

- -----------------------------------------------------------------------------------------------------------------------------------
Michael Schenkler                   10,000                        1.9                       2.69                    8/17/00
- -----------------------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein                  350,000                       47.3                       2.00                    6/22/00
                                    10,000                        1.9                       2.69                    8/17/00
===================================================================================================================================



                                             AGGREGATE YEAR-END OPTION VALUES
                                                    (November 30, 1995)

================================================================================================================================
                                         Number of unexercised options                   Value of unexercised in-the-
                                             at fiscal year-end(#)                      money options at fiscal year-
                                                                                                    end($)
                                ------------------------------------------------------------------------------------------------
Name                                  Exercisable           Unexercisable           Exercisable             Unexercisable

- --------------------------------------------------------------------------------------------------------------------------------
Michael Schenkler                       132,500                    ---                 73,885                       ---
- --------------------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein                       687,500                    ---                410,445                       ---
- --------------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner                          35,000                    ---                 15,313                       ---
================================================================================================================================


Employment Contracts and Other Employment Agreements

            Pursuant to an employment agreement entered into by the Company and Michael Schenkler as of October 15, 1994, and terminating October 14, 1999, Mr. Schenkler is employed as President of the Company and President of Tribco. Mr. Schenkler earns a base salary of $150,000 per year (subject to cost-of-living increases) and such annual bonuses as the Board of Directors of the Company may determine in its sole discretion. The agreement requires Mr. Schenkler to protect confidential information of the Company and restricts him from engaging in certain competitive activities during the term of his employment and for one year thereafter.

            Pursuant to an employment agreement entered into by the Company and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 1998, Mr. Finkelstein is employed as Chairman of the Board of Directors of the Company ("Board") at an annual salary of $195,000. Mr. Finkelstein may also be paid annual bonuses at the discretion of the Board, based upon such factors as the Company's results of operations and transactions involving the Company which are introduced to the Company by Mr. Finkelstein or in which he is otherwise involved on behalf of the Company. At his request, the Company will also provide Mr. Finkelstein with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. Mr. Finkelstein may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, amounts of salary and bonuses shall continue to paid to him or the legal representative of his estate until the end of the term of the agreement. Under the agreement, Mr. Finkelstein is required to devote such time to the affairs of the Company as he, in his sole judgment, deems necessary and appropriate.

            Pursuant to an employment agreement entered into by the Company and Thomas Allon as of November 1, 1994, and terminating November 30, 1997, Mr. Allon is employed as Executive Vice President of the Company. Mr. Allon earns a base salary of $80,000 per year (subject to cost-of-living increases) and, for fiscal years beginning December 1, 1994, is entitled to a bonus of 5% of the net profits of the Company derived from the Company's publications Manhattan Spirit, Our Town, Manhattan File, Chelsea-Clinton News and Westsider, but in no event shall such bonus be less than $45,000 nor more than $70,000 for any fiscal year. The agreement requires Mr. Allon to protect confidential information of the Company and restricts him from engaging in certain competitive activities during the term of his employment and for one year thereafter.

            Pursuant to an employment agreement terminating in 1998, as amended, as compensation for his services to DPI, Daniel Rattiner earns a base salary from DPI of $100,000 per year, adjusted for increases in the consumer price index after 1988, plus a bonus in each fiscal year based on net profits (as defined) of DPI. Mr. Rattiner may terminate his employment at any time. Mr. Rattiner has pledged to keep secret DPI's confidential matters and, in the event he leaves the employ of DPI, not to compete with DPI for specific periods of time, depending on the reasons for his separation.

          The Company has no established compensation arrangements with its directors. See Directors' and Officers' Options, below.

Directors' and Officers' Options

            On August 17, 1993, the Board adopted a "Discretionary Directors and Officers Stock Option Plan" (the "Discretionary Option Plan") pursuant to which, as amended, the Board may award options to purchase an aggregate of 1,500,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under
Section 422A of the Internal Revenue Code of 1986. During the fiscal year ended November 30, 1995, the only grant made under the Discretionary Option Plan was a grant to Mr. Finkelstein on June 22, 1995 of five-year options to purchase 350,000 shares of Common Stock exercisable at $2.00 per share

            On August 17, 1993, the Board also adopted a "Non-Discretionary Directors Stock Option Plan" (the "Non-Discretionary Option Plan") pursuant to which each director is granted on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of grant. The Non-Discretionary Plan also provides that any person becoming a director within the six month after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director. The Non-Discretionary Option Plan was approved by the shareholders of the Company on July 15, 1994. Mr. Ackerman has elected not to participate in the Non-Discretionary Option Plan. Pursuant to the Non-Discretionary Option Plan, each person listed as a director of the Company in Item 9, other than Mr. Ackerman, received, on August 17, 1995, a grant of an option to purchase 10,000 shares of Common Stock exercisable at $2.69 per share.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


            The following table sets forth certain information regarding ownership of the Company's Common Stock, as of March 29, 1996, by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, by each person who is a director of the Company, by each executive officer of the Company listed in the tables in Item 10, and by all directors and officers of the Company as a group.

                             Amount and Nature
                               of Beneficial              Percent of
Beneficial Owner                Ownership (1)                Class
- ----------------              ---------------              --------
Gary Ackerman                    413,318 (2)                  5.3%
218-14 Northern Boulevard
Bayside, N.Y. 11432

Eric Breindel                     52,500 (3)                   *
210 South Street
New York, N.Y. 10022

John Catsimatidis                 45,000 (3)                   *
832 11th Avenue
New York, N.Y.  10019

Jerry Finkelstein              1,479,503 (3) (4)              17.4%
150 East 58th Street
33rd Floor
New York, N.Y. 10158

Joseph K. Fisher                  39,167 (3)                    *
301 East 57th Street
New York, N.Y.  10021

David Jaroslawicz                 39,834 (3)                    *
150 Williams Street
New York, N.Y.  10038

William J. Kelleher, Jr.          20,050 (3)                    *
100 Merrick Road
Rockville Center, N.Y. 11570

Andrew J. Maloney                 43,000 (3)                    *
1 World Trade Center
New York, N.Y. 10001

Christopher C. McGrath            39,167 (3)                    *
120 Washington Avenue
Albany, New York  12210

Martin J. McLaughlin              61,751 (3)                    *
36 West 44th Street
New York, N.Y.  10036

Daniel Rattiner                  174,107 (3) (5)               2.2%
26 Three Mile Harbor
Hog Creek Road
East Hampton, N.Y. 11932
- -----------------------------
Continued on next page.

Michael Schenkler               445,186 (3) (6)                5.6%
174-15 Horace Harding
 Expressway
Fresh Meadows, N.Y. 11365

Andrew J. Stein                 170,000 (3)                    2.1%
625 Madison Avenue
New York, N.Y. 10022

Arthur Tarlow                    73,726 (3)                     *
1505 Kellum Place
Mineola, N.Y. 11501

All Directors and             3,180,476 (3) (7)                34.3%
Executive Officers as
a Group(16 persons)

J. Morton Davis(8)            1,656,030                        21.2%
D.H. Blair Holdings, Inc.(8)
D.H. Blair Investment
Banking Corp.(8)
44 Wall Street
New York, N.Y. 10005


- -------------------------------------------
*     Less than one percent.

(1) Based upon information furnished by the persons listed. Except as otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.

(2) Includes 5,334 shares owned by Mr. Ackerman's children for whom Mr. Ackerman is custodian.

(3) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options: Mr. Allon - 61,666; Mr. Breindel - 52,500; Mr. Catsimatidis - 45,000; Mr. Finkelstein - 687,500; Mr. Fisher - 39,167; Mr. Jaroslawicz - 37,500; Mr. Kelleher - 20,000; Mr. Maloney - 43,000; Mr. McGrath - 37,500; Mr. McLaughlin - 60,000; Mr. Rattiner - 35,000; Mr. Schenkler - 132,500; Mr. Stein 120,000; Mr. Tarlow - 57,500.

(4) Includes (i) 29,834 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and (ii) 200,000 shares owned by Mr. Finkelstein's wife.

(5) Includes (i) 500 shares owned by Mr. Rattiner's wife and (ii) 1,800 shares issuable upon conversion of one share of the Company's 10% Preferred Stock.

(6) Includes 21,252 shares owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership, including 9,000 shares that are issuable upon conversion of five shares of the Company's 10% Non-Voting Preferred Stock.

(7)   Includes shares  issuable upon the exercise of the options  referred to in
      (3) above and 84,167 shares issuable to two executive officers upon exercise of presently exercisable stock options.

(8) Includes (i) 1,522,515 shares of Common Stock owned by D.H. Blair Investment Banking Corp. ("Blair Investment"), a wholly-owned subsidiary of D.H. Blair Holdings, Inc. ("Blair Holdings"), of which J. Morton Davis is sole shareholder and chairman, (ii) 61,915 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife and (iii) 71,600 shares owned by Rosalind
     Davidowitz. Mr. Davis, Blair Holdings and Blair Investment expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            DPI leases from Mr. Daniel Rattiner, former owner of Dan's Papers, Ltd. and current 20% owner and President of DPI, 1,910 square feet of office space at an annual rate of $38,200 (plus cost-of-living adjustments) in a building on Montauk Highway, Bridgehampton, New York, for a term of ten years terminating in October 1998 (plus a five-year option).

            The Company has the option, in certain circumstances, to acquire Mr. Rattiner's shares in DPI. Mr. Rattiner can require the Company to purchase his 20% interest in DPI at any time on or after October 13, 1993 for a price equal to 20% of DPI's retained earnings (if any) plus the greater of $200,000 or 20% of DPI's gross collected revenues (after deduction of advertising agency commissions) for the full fiscal year prior to the year in which notice is given; provided, however, that DPI's after-tax profits are at least equal to 7% of the gross collected revenues (after deduction of advertising agency commissions).

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.

                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document (1)         Document
- -------           -----------                                          --------------            --------

3.1               Articles of Incorporation of the                            A                     3.1
                  Company  (formerly known as Applied
                  Resources,  Inc.),  filed
                  with the  Secretary of State of the
                  State of Nevada on May 20,  1986.

3.1.1             Certificate of Amendment of the                             A                     3.1.1
                  Articles of Incorporation of the Company,
                  filed with the Secretary of State of the
                  State of Nevada on December 8, 1987.

3.1.2             Certificate of Amendment of the Articles of                 B                     3.1.2
                  Incorporation of the Company, filed with the
                  Secretary of State of Nevada on August 16, 1990.

3.2               By-Laws of the Company.                                     B                       3.2

4.1               Form of Common Stock Certificate.                           B                       4.1

4.2               Form of 10% Preferred Stock                                 B                       4.2
                  Certificate.

4.2.1             Resolution of Board of Directors fixing                     B                     4.2.1
                  the terms of the 10% Convertible Preferred Stock.

4.2.2             Resolution of Board of Directors fixing the                 J                     4.2.2
                  terms of the 8% Convertible Preferred Stock.

4.2.3             Resolution of the Board of Directors fixing the             J                     4.2.3
                  terms of the 12% Convertible Preferred Stock.

4.2.4             Certificate of Amendment of Certificate                     J                     4.2.4
                  of Designation of 8% Convertible Preferred
                  Stock.

4.7.1             Revised form of Warrant Agreement related                   J                     4.7.1
                  to Class C Warrants and Class D Warrants.


- -------------------------------
See Notes at end of Item 13.






                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document             Document

4.8               Form of Class C Warrant.                                      J                     4.8

4.9               Form of Class D Warrant.                                      J                     4.9

10.1.1            1987 Stock Option Plan, as amended.                           *

10.2.1            Discretionary Directors and Officers                          J                  10.2.1
                  Stock Option Plan.

10.2.2            Non-Discretionary Directors Stock                             J                  10.2.2
                  Option Plan.

10.4              Shareholders' Agreement, dated as of                          D                     2.1
                  October 13, 1988, between Daniel Rattiner
                  and the Company.

10.4.1            Asset Purchase Agreement, dated as                            D                     2.2
                  of October 13, 1988, between Dan's Papers,
                  Ltd. and DP Acquisition Corp.

10.4.3            Agreement of Lease, dated October                             D                     2.4
                  31, 1988, between Daniel Rattiner and
                  DP Acquisition Corp., as to building
                  known as Dan's Papers,  Ltd.,  located
                  on Montauk Highway, Bridgehampton,
                  New York.

10.7.3.1          Employment Agreement, dated as of                             K                10.7.3.1
                  October 14, 1994, between Michael Schenkler
                  and the Company.

10.7.3.2          Employment Agreement dated as of                              K                10.7.3.2
                  November 1, 1994, between Thomas Allon and
                  the Company.

10.13             Letter Agreement, dated June 15, 1990, between                B                   10.21
                  Dan's Papers Inc. and Dan's Papers, Ltd.

10.17             Lease for space at 174-15 Horace Harding                      B                   10.25
                  Expressway, Fresh Meadows, New York.

10.19.3           Stock Option Agreement dated May 22, 1991,                    H                    10.3
                  between the Company and Edward Kayatt.

10.25.1           Form of Agreement dated December 18,                          J                 10.25.1
                  1992, between the Company and Myron
                  Garfinkle.







10.25.2           Form of Promissory Note dated December                        J                10.25.2
                  18, 1992, in principal amount of
                  $79,000 issued by Company to Myron
                  Garfinkle.

10.25.3           Stock Pledge Agreement dated December                         J                10.25.3
                  18, 1992, between Myron Garfinkle and
                  the Company.

10.26             Acquisition Agreement and Employment                          J                10.26
                  Agreement between Long Island News Group,
                  Inc. and Barry Manning and MB Publishing,
                  Inc. and Barry Manning and David Manning
                  and Long Island Community Newspaper Group,
                  Inc. and the Company.

11                Statement re computation of per share                         *
                  earnings.

22                Subsidiaries of the Company.                                  *


         (b)               Reports on Form 8-K.

                           None


Notes:
(1) The Commission file number assigned to the Company's Registration Statement on Form S-18, filed with the Commission on May 29, 1986, was 33-6126. The Company's first registration of a class of equity securities under the Securities Exchange Act of 1934 became effective on February 21, 1990. The Commission file number assigned to the Company at that time was 0-18299. The Commission file number assigned to the Company's Registration Statement on Form S-1, as declared effective by the Commission on September 19, 1990, was 33-35484. The Commission file number assigned to the Company's Registration Statement on Form S-1, as declared effective by the Commission on October 9, 1992, was 33-46467.

A    Annual  Report of the Company on Form 10-K for the year ended  November 30,
     1987.

B    Registration  Statement of the Company on Form S-1,  No.  33-35484.

D Current Report of the Company on Form 8-K relating to events occurring on October 31, 1988.

H Current Report of the Company on Form 8-K relating to events occurring on May 22, 1991.

J    Registration Statement of the Company on Form S-1, No. 33-46467.

K Annual Report of the Company on Form 10-KSB for the year ended November 30, 1994.

*        Filed herewith.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



                                                                Page to Page

Report of Independent Auditors ................................      F-2

Consolidated Balance Sheet as of November 30, 1995.............   F-3 - F-4

Consolidated Statements of Operations for the years ended
November 30, 1995 and 1994......................................     F-5

Consolidated Statements of Stockholders' Equity.................     F-6

Consolidated Statements of Cash Flows for the years ended
November 30, 1995 and 1994......................................  F-7 - F-8

Notes to Consolidated Financial Statements......................  F-9 - F-18

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of News Communications, Inc.
   Fresh Meadows, New York


                  We have audited the accompanying consolidated balance sheet of News Communications, Inc. and its subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Communications, Inc. and its subsidiaries as of November 30, 1995, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has recurring negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  As  discussed  in  Note  18  to  the  consolidated   financial
statements, the Company restated its consolidated financial statements as of and for the year ended November 30, 1994.







                          MORTENSON AND ASSOCIATES, P. C.
                          Certified Public Accountants.



Cranford, New Jersey
March 27, 1996

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 1995.
- ------------------------------------------------------------------------------




Assets:
Current Assets:
   Cash                                                                                                   $        54,474
   Accounts Receivable - [Less: Allowance for Doubtful
     Accounts of $1,424,877]                                                                                    4,730,681
   Due from Related Parties                                                                                       119,233
   Other Current Assets                                                                                            78,070
                                                                                                          ---------------

   Total Current Assets                                                                                         4,982,458

Property and Equipment - At Cost - [Net of Accumulated
   Depreciation and Amortization of $679,633]                                                                     657,436
                                                                                                          ---------------

Other Assets:
   Goodwill - Net                                                                                               3,665,990
   Other Assets                                                                                                   154,179

   Total Other Assets                                                                                           3,820,169

   Total Assets                                                                                           $     9,460,063
                                                                                                          ===============





See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 1995.
- -------------------------------------------------------------------------------



Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                                                       $     1,583,962
   Accrued Expenses                                                                                               146,801
   Accrued Payroll and Payroll Taxes                                                                              322,152
   Notes Payable                                                                                                  524,000
   Due to Related Party                                                                                            29,182
                                                                                                          ---------------

   Total Current Liabilities                                                                                    2,606,097

Commitments and Contingencies                                                                                          --

Minority Interest                                                                                                  47,788

Stockholders' Equity:
   Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

     10% Convertible Preferred Stock, 1,250 Shares Authorized;
       32 Issued and Outstanding, $500 Per Share Per Annum
       Cumulative Dividends, $160,000 Liquidation Value                                                                32

     8% Convertible Preferred Stock, 500 Shares Authorized,
       217 Issued and Outstanding, $80 Per Share Per Annum
       Cumulative Dividends, $217,000 Liquidation Value                                                               217

     12% Convertible Preferred Stock, 200 Shares Authorized,
       200 Shares Issued and Outstanding, $120 Per Share Per
       Annum Cumulative Dividends, $200,000 Liquidation Value                                                         200

   Common Stock, $.01 Par Value; Authorized 100,000,000
     Shares; 7,957,665 Shares Issued                                                                               79,576

   Paid-in Capital - Preferred Stock                                                                              519,873

   Paid-in-Capital - Common Stock                                                                              13,723,456

   Retained Earnings [Deficit]                                                                                 (7,108,447)

   Totals                                                                                                       7,214,907
   Less:  Treasury Stock [151,000 Common Shares] - At Cost                                                        408,729
                                                                                                          ---------------

   Total Stockholders' Equity                                                                                   6,806,178

   Total Liabilities and Stockholders' Equity                                                             $     9,460,063
                                                                                                          ===============



See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------



                                                                                                 Years ended
                                                                                                November 30,
                                                                                          1 9 9 5             1 9 9 4
                                                                                          -------             -------
                                                                                                            [Restated]

Net Revenues                                                                          $    18,113,462     $    13,554,929
                                                                                      ---------------     ---------------

Operating Expenses:
   Direct Mechanical Costs                                                                  6,606,636           4,841,549
   Salaries, Benefits and Outside Labor Costs                                               9,511,879           7,011,739
   Rent, Occupancy and Utilities                                                              870,949             587,871
   Provision for Doubtful Accounts                                                            396,000             376,000
   General and Administrative                                                               2,408,344           1,847,492
                                                                                      ---------------     ---------------

   Total Operating Expenses                                                                19,793,808          14,664,651
                                                                                      ---------------     ---------------

Loss from Operations                                                                       (1,680,346)         (1,109,722)
                                                                                      ---------------     ---------------

Other Income [Expense]:
   Interest [Expense]                                                                         (32,608)            (24,797)
   Interest Income                                                                             28,708              61,993
   Other Income                                                                                    --              94,642
                                                                                      ---------------     ---------------

   Total Other [Expense] Income                                                                (3,900)            131,838
                                                                                      ---------------     ---------------

Loss Before Income Taxes and Minority Interest                                             (1,684,246)           (977,884)

Provision for Income Taxes                                                                         --                  --
                                                                                      ---------------     ---------------

   Net Loss Before Minority Interest                                                       (1,684,246)           (977,884)

Less: Minority Interest of Income of Subsidiary                                                47,788                  --
                                                                                      ---------------     ---------------

   Net Loss                                                                           $    (1,732,034)    $      (977,884)
                                                                                      ===============     ===============

Loss Per Common Share                                                                 $          (.22)    $          (.13)
                                                                                      ===============     ===============

Weighted Average Number of Common Shares Outstanding                                        7,804,043           7,580,203
                                                                                      ===============     ===============


See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------


                                             Paid-in                         Paid-in
                      Preferred              Capital     Common              Capital    Retained                     Total
                       Stock     Preferred  Preferred     Stock    Common    Common     Earnings       Treasury    Stockholders'
                      [Shares]     Stock      Stock     [Shares]   Stock     Stock      [Deficit]      Stock        Equity
                       ------      -----      -----      ------    -----     -----       -------       -------     -----------

Balance:
 November 30, 1993     450        $450     $523,501    6,974,009  $69,740   $11,180,986  $(4,283,809)  $(408,729)   $7,082,139

Conversion from
 Preferred Stock
 to Common             (1)          (1)      (3,628)       1,800       18         3,611     --            --            --

Stock Issued in
 Connection With
 Exercise of C and D
 Warrants               --          --         --        807,887    8,079     1,943,268     --            --         1,951,347

Stock Issued for
 Acquisitions           --          --         --        122,123    1,221       143,535     --            --           144,756

Stock Issuable for
 Acquisitions           --          --         --          --         --        354,687     --            --           354,687

Stock Issued in
 Connection with
 Exercise of Options    --          --         --          3,333       33         6,217     --            --             6,250

Stock Issued as
 Preferred Dividend     --          --         --          6,624       66        15,934    (16,000)       --            --

Dividend on Preferred
 Stock                  --          --         --          --          --          --      (41,360)       --           (41,360)

Net Loss, As Restated   --          --         --          --          --          --      (977,884)      --          (977,884)

                        --------   -------  --------    ---------  --------  ----------  -----------  ------------   -----------
Balance:
 November 30, 1994      449        449      519,873     7,915,776  79,157    13,648,238  (5,319,053)   (408,729)     8,519,935

 Stock Issued in
  Connection with
  Exercise of C
  Warrants              --         --          --          24,561     246        46,891      --           --            47,137

 Stock Issued in
  Connection with
  Exercise of Options   --         --          --          10,000     100        12,400      --           --            12,500

 Stock Issued as
  Preferred Dividends   --         --          --           7,328      73        15,927     (16,000)      --            --

 Dividend on Preferred
  Stock                 --         --          --           --         --           --      (41,360)      --           (41,360)

 Net Loss               --         --          --           --         --           --   (1,732,034)      --        (1,732,034)
                       --------   ------   --------     ---------  -------  -----------  -----------   ---------    ----------

 Balance:
  November 30, 1995    449       $449      $519,873     7,957,665 $79,576   $13,723,456  $(7,108,447) $(408,729)    $6,806,178
                       ========   ======   =========    ========= =======   ===========  ============  =========    ==========

See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------


                                                                                                 Years ended
                                                                                                November 30,
                                                                                          1 9 9 5             1 9 9 4
                                                                                          -------             -------
                                                                                                            [Restated]

Operating Activities:
   Net Loss                                                                           $    (1,732,034)    $      (977,884)
                                                                                      ---------------     ---------------
   Adjustments to Reconcile Net Loss to Net
     Cash [Used for] Operating Activities:
     Depreciation and Amortization                                                            494,606             413,062
     Provision for Losses on Accounts Receivable                                              396,000             376,000
     Expense Related to Exercise of Options                                                        --               5,250
     Gain on Sale of Building                                                                      --             (94,642)
     Minority Interest                                                                         47,788                  --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable                                                                 (1,526,791)         (1,982,551)
       Other Current Assets                                                                    84,138             (87,113)
       Other Assets                                                                             8,850            (106,344)
       Related Party Receivable                                                               (39,112)                 --

     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                   69,395             998,312
       Accrued Payroll and Payroll Taxes                                                      191,284              (7,494)
       Other Current Liabilities                                                               (6,440)            (66,024)
       Related Party Payable                                                                   29,182                  --
                                                                                      ---------------     ---------------

     Total Adjustments                                                                       (251,100)           (551,544)
                                                                                      ---------------     ---------------

   Net Cash - Operating Activities - Forward                                               (1,983,134)         (1,529,428)
                                                                                      ---------------     ---------------

Investing Activities:
   Capital Expenditures                                                                      (148,409)           (422,193)
   Proceeds from Sale of Building                                                                  --             100,000
   Investment in Marketable Securities                                                             --            (924,633)
   Sale of Marketable Securities                                                              924,633                  --
   Purchase of Nassau Newspapers                                                                   --            (319,906)
   Purchase of West Side                                                                           --            (194,898)
   Purchase of Brooklyn                                                                            --             (32,750)
   Purchase of Bronx Press Review                                                                  --             (25,676)
                                                                                      ---------------     ---------------

   Net Cash - Investing Activities - Forward                                                  776,224          (1,820,056)
                                                                                      ---------------     ---------------

Financing Activities:
   Principal Payments Long-Term Debt                                                               --            (470,250)
   Proceeds from Exercise of Stock Options                                                     12,500               1,000
   Proceeds from Exercise of Warrants and Underwriter Option                                   47,137           1,951,347
   Principal Payments on Notes Payable                                                        (99,750)            (81,254)
   Dividend on Preferred Stock                                                                (41,360)            (41,360)
   Proceeds from Notes Payable                                                                500,000                  --
                                                                                      ---------------     ---------------

   Net Cash - Financing Activities - Forward                                          $       418,527     $     1,359,483

See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------


                                                                                                 Years ended
                                                                                                November 30,
                                                                                          1 9 9 5             1 9 9 4
                                                                                          -------             -------
                                                                                                            [Restated]

   Net Cash - Operating Activities - Forwarded                                        $    (1,983,134)    $    (1,529,428)

   Net Cash - Investing Activities - Forwarded                                                776,224          (1,820,056)

   Net Cash - Financing Activities - Forwarded                                                418,527           1,359,483
                                                                                      ---------------     ---------------

   Net [Decrease] in Cash                                                                    (788,383)         (1,990,001)

Cash - Beginning of Years                                                                     842,857           2,832,858
                                                                                      ---------------     ---------------

Cash - End of Years                                                                   $        54,474     $       842,857
                                                                                      ===============     ===============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                                         $        19,704     $         8,240
     Income Taxes                                                                     $            --     $            --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   See Note 5 to financial statements relating to acquisitions consummated in December 1993, August 1994 and September 1994 and Notes 11 and 14 relating to capital transactions.



See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------


[1] Organization and Industry Segment

     News Communications, Inc. [the "Company"] was incorporated in the State of Nevada and is primarily engaged, through various wholly-owned and one eighty percent owned subsidiary, and one 90% owned subsidiary, in the publication and distribution of advertiser supported, community oriented newspapers and a magazine. The Company's subsidiaries are Access Network Corp. ["Access"],
Manhattan Publishing Corp. ["MPC"], Tribco Incorporated ["Tribco"], Dan's Papers, Inc. ["DPI"], Parkchester Publishing Co., Inc. ["Bronx Press Review"], Nassau Community Newspaper Group, Inc. ["Nassau Newspapers"], Manhattan File Publishing, Inc, ["Manhattan File"], Capitol Hill Publishing, Inc. ["Capitol Hill"], Brooklyn Newspaper Publishing, Inc. ["Brooklyn"] and West Side Newspaper Corp. ["West Side"]. The Company functions primarily in one industry segment, that is the news publication business.

[2] Summary of Significant Accounting Policies

Consolidation - The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned and majority owned subsidiaries. All material intercompany transactions have been eliminated.

Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

                                                        Years
Transportation Equipment                                  5
Furniture, Fixtures and Office Equipment                5 - 10
Leasehold Improvements                            Shorter of Useful Life of
                                                   Asset or Length of Lease

Accounts  Receivable  -  The  Company  uses  the  allowance  method  based  on a
percentage   of  accounts   receivable  to  provide  for   uncollectible   trade
receivables.

Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis. The Company's policy is to record an impairment loss against the net unamortized cost of goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. At each balance sheet date, the Company evaluates the realizability of goodwill for each subsidiary having a material goodwill balance. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future non-discounted net income of the subsidiary would become less than the carrying amount of the goodwill asset. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at November 30, 1995.

Revenue Recognition - Revenues are earned as the advertisements are run, in accordance with customer agreements.

Covenant not to Compete - Included in other assets is a covenant not to compete with an initial cost of $127,400, which is being amortized over five years on a straight-line basis. At November 30, 1995 accumulated amortization amounted to $102,470. Amortization expense amounted to $25,480 for each of the years ended November 30, 1995 and 1994 [See Note 4].

Seasonality - One of the Company's publications [which generated approximately 18% of revenues in fiscal 1995 and 21% of revenues in fiscal 1994] is a resort area newspaper, which has most of its revenue generated during the summer.

Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and on Eastern Long Island.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- -------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1995, the Company had approximately $68,285 with financial institutions subject to a credit risk beyond the insured amount.

Cash and Cash Equivalents - The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at November 30, 1995.

[3] Property and Equipment and Depreciation and Amortization

Major classes of property and equipment as of November 30, 1995 are as follows:

Leasehold Improvements                         $     323,581
Computer Equipment                                   415,049
Machinery and Equipment                              226,072
Furniture and Fixtures and Office Equipment          230,594
Distribution Boxes                                   109,787
Automobiles                                           31,986
                                               -------------

Total - At Cost                                    1,337,069
Less:  Accumulated Depreciation                      679,633

   Property and Equipment - Net                $     657,436
                                               =============

Depreciation and amortization expense for the years ended November 30, 1995 and 1994 amounted to $179,477 and $123,503, respectively.

[4] Intangible Assets

A breakdown of intangible assets is as follows:

                         Amortization
                            Period                 Accumulated
                             Years      Cost      Amortization        Net
November 30, 1995:

Goodwill                    10-20  $5,101,219      $1,435,229      $3,665,990
                                   ----------      ----------     ===========

Covenant Not-to-Compete       5    $  127,400      $  102,470      $   24,930
                                   ----------      ----------     ===========

Organization Costs           15    $   67,933      $    6,148      $   61,785
                                   ----------      ----------     ============

Covenant not-to-compete and organization costs are included in the caption "Other Assets" on the balance sheet [See Note 2].

Amortization expense of $315,129 and $289,559 was recognized for the years ended November 30, 1995 and 1994, respectively.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
- -------------------------------------------------------------------------------


[5] Acquisitions

On December 9, 1993, the Company, through its wholly-owned subsidiary, Nassau Newspapers, acquired certain assets of Long Island News Group ["LING"] and MB Publishing Co. ["MB"] publishers of eight paid weekly newspapers in Nassau County, New York for $300,000 in cash and stock valued by the Company at approximately $355,000. The stock is scheduled to be issued to the seller as follows:

        Date                                  Shares

December 9, 1996                              103,857
December 9, 1997                               21,714
December 9, 1998                               36,572
                                          -----------
  Total                                       162,143

On August 18, 1994, the Company acquired through its wholly owned subsidiary, Brooklyn, certain assets of Brooklyn Skyline Publications, Inc. ["Brooklyn Skyline"] for cash and stock valued at approximately $104,000.

On September 27, 1994, the Company acquired through its wholly owned subsidiary, West Side, certain assets of Enlightenment Press, Inc. ["Enlightenment"], the publisher of the Chelsea Clinton News and the West Side, for cash and stock valued at approximately $246,000.

The results of operations of the above publications are included in the consolidated statement of operations for the year ended November 30, 1994, for the periods from the dates of purchase to such year end.

The following proforma combined results of operations are adjusted for the amortization of goodwill purchased in connection with the acquisitions as though they had occurred on December 1, 1993:

                                   Year Ended
                                  November 30,
                                     1 9 9 4

Net Revenues                   $    15,999,000
Net Loss                       $      (364,000)
Net Loss Per share             $          (.05)

The proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the mergers been effected December 1, 1993, or of the future results of operations.

Certain former owners of the publications purchased have entered into employment contracts with the Company [See Note 12].

[6] Compensated Absences

The Company has incurred a liability for employees' compensation for future absences. The Company has not accrued a liability because the amount cannot be reasonably estimated.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
- -------------------------------------------------------------------------------


[7] Notes Payable

Short-term notes payable at November 30, 1995 consisted of the following:

Promissory note due on July 2, 1996
 at the Bank's prime rate
 plus 1 1/2%.  Prime rate at
 November 30, 1995 was 8.75%.                           $         500,000

Unsecured promissory note dated
 March 9, 1995.  The Company
 defaulted on this note during fiscal
 1995.  Interest is at 12% per annum
 for the unpaid principal balance in default.                      24,000
                                                        -----------------

   Total                                                $         524,000
                                                        =================

On March 9, 1995, the Company entered into a settlement agreement with a former minority owner of the Manhattan File. The agreement required the Company to pay $48,000 and sign a promissory note. The Company is in default and the former owner has filed a summons against the Company for the outstanding balance due.

Interest expense related to the above notes for the year ended November 30, 1995 amounted to approximately $24,000.

[8] Related Parties

Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $48,000 and $46,000 for the years ended November 30, 1995 and 1994, respectively. The lease commitment is adjusted annually based on the consumer price index as of November. The lease term is for ten years with a renewal option of five years.

At November 30, 1995, interest bearing advances and loans due from related parties amounted to $119,233. Interest income earned on such amounts as reflected in the statement of operations for the year ended November 30, 1995, amounted to approximately $11,143.

At November 30, 1995, amounts owed to an officer of the Company for a bonus and expenses amounted to $29,182.

[9] Leases

The Company leases all operating facilities under operating leases expiring through January 2001. Rent expense under operating leases was approximately $464,000 and $280,000 for years ending November 30, 1995 and 1994, respectively.

The future minimum payments under non-cancelable operating leases consisted of the following at November 30, 1995 [including amounts in Note 8]:

Fiscal Year Ending                                                 Operating
November 30,                                                        Leases

   1996                                                         $     440,385
   1997                                                               446,236
   1998                                                               451,929
   1999                                                               335,763
   2000                                                               201,742
   Thereafter                                                          12,564
                                                                -------------

     Total Minimum Lease Payments                               $   1,888,619
                                                                 =============

The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
- -------------------------------------------------------------------------------




[10] Treasury Stock

Treasury stock is shown at cost and consists of 151,000 shares of Common Stock.

[11] Preferred Stock

[A] The 10% Convertible Preferred Stock is redeemable at the option of the Company, under certain circumstances.

In September 1994, the Company distributed 6,624 shares of its Common Stock in payment of a $500 dividend per share due holders as of September 19, 1994 on each of 32 shares of 10% Convertible Preferred Stock. As a result, Common Stock at par was increased by $66, additional paid-in capital - Common Stock was increased by $15,934 and retained earnings was decreased by $16,000.

In September 1995, the Company distributed 7,300 shares of its Common Stock in payment of a $500 dividend per share due holders as of September 19, 1995 on each of 32 shares of 10% Convertible Preferred Stock. As a result, Common Stock at par was increased by $73, additional paid-in capital - Common Stock was increased by $15,927 and retained earnings was decreased by $16,000. At November 30, 1995, the cumulative dividends amounted to $2,667 or $83 per each outstanding 10% Convertible Preferred Stock.

[B] Issuance of Preferred Shares - On May 20, 1992, the Company issued 100 shares of its 8% Convertible Preferred Stock and 200 shares of its 12% Convertible Preferred Stock, in exchange for an aggregate of $300,000. On July 15, 1992, an additional 117 shares of 8% Convertible Preferred Stock were issued for $117,000. During the years ended November 30, 1995 and 1994, cash dividends totaling $41,360 each year were paid to the holders of the 8% Convertible Preferred Stock and the 12% Convertible Preferred Stock. At November 30, 1995, the 8% Cumulative Preferred Stock dividend amounted to $4,328 or $20 per share and the 12% Cumulative Preferred Stock dividend amounted to $5,984 or $30 per share. The 8% and 12% Preferred Stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% and 12% Convertible Preferred Stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price, subject to adjustments. The conversion price shall be 70% of the closing bid price for the common stock. The 8% and 12% Convertible Preferred Stock have no voting rights except if the Company is in default of four consecutive dividend payments, then holders are entitled to vote.

[C] Conversion of Preferred Stock - During 1994, one share of 10% Convertible Preferred Stock was converted to 1,800 shares of Common Stock.

[12] Commitments and Contingencies

In connection with the acquisition of "Our Town", the newspaper published by MPC, the Company granted the seller a five year option to purchase up to 100,000 shares of its Common Stock at an exercise price of $2.81 per share [the average of the closing bid and asked prices on May 21, 1991].

A subsidiary of the Company has indemnified two former employees and a director from and against legal fees and adverse judgments arising in connection with certain legal actions, except such adverse judgments as may be based on claims that allege or involve wrongful conduct by said former employees and director.

The Company has an employment agreement expiring in 1998 with the President of DPI. The agreement stipulates an annual salary of $100,000 per year, adjusted for increases in the consumer price index, plus a bonus in each fiscal year based on net profits [as defined] of DPI, and fringe benefits totaling approximately $25,000 annually.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
- -------------------------------------------------------------------------------



[12] Commitments and Contingencies [Continued]

The President of DPI has the option ["put"] to require the Company to buy his shares of DPI on or after October 13, 1993 for a price equal to 20% of the retained earnings [if any] of DPI plus the greater of $200,000 or 20% of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. The option may be exercised only if the after tax profit [for the fiscal year preceding exercise] is at least equal to seven percent of gross revenues [net of agency commissions] for such fiscal year. The put option, by its terms, is exercisable at November 30, 1995. Should the option be exercised, the Company estimates it would be required to pay approximately $726,000 for the shares. The option is related to the 1988 acquisition of DPI by the Company. As such, if the option is exercised the Company will record the cost as additional goodwill to be amortized over the remaining useful life of that asset [November 1999].

The Company has an employment contract, through October 14, 1999, with its President. The contract stipulates an annual base salary of $150,000 plus bonuses as determined by the board of directors.

In August 1993, the Chairman of the Board entered into a five year employment agreement with the Company. The agreement calls for an annual salary of $195,000 and certain other benefits. Stock options for 300,000 shares of the Company's Common Stock at an exercise price of approximately $2.38 per share expiring on August 31, 1998 were awarded to the chairman in connection with the agreement [See Note 14B]. At his request, the Company will also provide the Chairman of the Board with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. The Chairman of the Board may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, amounts of salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement. Under the agreement, the Chairman of the Board is required to devote such time to the affairs of the Company as he, in his sole judgment, deems necessary and appropriate.

In November 1994, the Executive Vice-President of the Company entered into a three year employment agreement with the Company at an annual salary of $80,000 [subject to cost-of-living increases] plus a bonus based on 5% of the net profits of the Company derived from [for fiscal years beginning December 1, 1994] Access, MPC, Manhattan File and West Side. Such bonus is to be no less than $45,000, nor more than $70,000.

The President of Nassau Newspapers has an employment agreement expiring in December 1996. The agreement stipulates an annual salary of $99,000, plus a bonus based upon the net profits [as defined] of Nassau Newspapers.

The Publisher of Brooklyn has an employment agreement expiring in August 1999. The agreement stipulates an annual salary of $60,000, plus increases and bonuses based upon the net profits [as defined] of Brooklyn.

Certain holders of options, warrants and stock of the Company have received registration rights with respect to the securities held by or issuable to them. These registration rights could result in substantial future expense to the Company and could adversely affect any future equity or debt financing.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
- -------------------------------------------------------------------------------


[13] Legal Proceedings

An action entitled Jean Jee v. News Communications, Inc., was instituted in the Supreme Court, New York County, in January 1991. The complaint alleges libel claims against the Company in connection with an article printed in the Manhattan Spirit which accused Mr. Jee, then principal of a Manhattan public school of running her own computer business out of the school, beating special education students and having been suspended by the New York City Board of Education. Promptly after the complaint was served, the Manhattan Spirit printed a retraction concerning the suspension accusations. In fact, Ms. Jee had taken a leave of absence. Ms. Jee is suing for $2,000,000 in compensatory damages and unspecified punitive damages. The Company intends to vigorously defend the suit and has filed an answer denying the material allegations of the complaint and has served demands for document production. Ms. Jee's motion for a protective order in connection with such demands was granted. Discovery has not yet commenced. Management believes, although there can be no assurance, that, based upon the application of the relevant law [as explained to management by counsel representing the Company] to the facts known to it, the claims asserted in this action are without merit.

The Company is also subject to various other claims and lawsuits arising in the normal course of business. The amount of liability, if any, beyond amounts accrued for such claims cannot be estimated.

[14] Stock Options and Warrants

[A] Stock Option Plan - The Company has a Stock Option Plan pursuant to which it has reserved authorized, but unissued, shares of Common Stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. The option price will be the fair market value [110% of the fair market value for Qualified Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock] as defined by the plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. The following is a summary of transactions:

                                              Shares under Option
                                                  November 30,
                                               1 9 9 5         1 9 9 4
                                               -------         -------

Outstanding - Beginning of Periods             136,166          106,666
Granted During Period                           40,501           62,000
Exercised                                           --               --
Terminated During Period                       (15,000)          32,500
                                            -----------    ------------

   Outstanding - End of Periods [1]            161,667          136,166
                                           ===========     ============

[1] With an exercise price per share ranging from $2.00 to $9.00, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992.

At November 30, 1995 and 1994, there were 4,999 and 30,500 shares, respectively, reserved for future grants.

On December 15, 1995, the stockholders approved an amendment to the Stock Option Plan to increase the number of shares of Common Stock available for issuance pursuant to the Plan from 166,666 shares to 366,666 shares. The Company granted 17,500 shares on July 5, 1995 subject to the December 15, 1995 approval.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
- ------------------------------------------------------------------------------



[14] Stock Options and Warrants [Continued]

[B] Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors [the "Board"] adopted a Discretionary Directors and Officers Stock Option Plan as amended [the "Discretionary Option Plan"] pursuant to which the Board may award options to purchase an aggregate of 1,500,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. During the year ended November 30, 1995, the Board granted the Chairman of the Board options to purchase up to 350,000 shares of common stock under the Discretionary Option Plan, which are exercisable until June 22, 2000 at $2.00 per share. During the year ended November 30, 1994, the Board granted officers and directors options to purchase up to 455,500 shares of Common Stock under the Discretionary Option Plan, which are exercisable until August 31, 1999, at prices ranging from $2.00 to $2.63 per share [the last sale price on the date of the grant].

On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan [the "Non-Discretionary Option Plan"] pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of the grant. The Non-Discretionary Plan also provides that any person becoming a director within the six months after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director. Pursuant to the Non-Discretionary Option Plan, certain Company directors received options to purchase 10,000 shares of Common Stock at $2.69 per share on August 17, 1995. Pursuant to the Non-Discretionary Option Plan, the Company's directors each received options to purchase 10,000 shares of Common Stock at $2.63 per share on August 17, 1994.

[C] Warrants - At November 30, 1995, the Company had outstanding Redeemable Class A Warrants to purchase 2,250,000 shares of the Company's Common Stock at approximately $3.75 per share. The Warrants became exercisable September 19, 1990 and expired on March 29, 1996. The Company's Redeemable Class B Warrants, which also expired on March 29, 1996, were never issued. During the year ended November 30, 1995, 24,561 redeemable Class C Warrants were exercised. The net proceeds of these transactions was $47,137. In January 1994 the underwriter of the Company's October 1992 public offering exercised its unit option. The net proceeds to the company as a result of these transactions was approximately $1,951,000. At November 30, 1995, there remained outstanding 805,880 redeemable Class C Warrants and 853,935 redeemable Class D Warrants. Each Class C Warrant which entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share, became exercisable October 9, 1993 and expire October 9, 1996. Each Class D Warrant which entitles the holder to purchase one share of the Company's Common Stock at $3.00 per share, became exercisable October 9, 1993 and expire October 9, 1996. The Class D Warrants are redeemable by the Company under certain conditions. Additionally, 85,000 non-redeemable warrants which expire October 9, 1997 were outstanding at November 30, 1995.

[15] Income Taxes

The Company has net operating loss carryforwards of approximately $4,380,000 which expire through the year 2011. As a result of these carryforwards, the Company has a deferred tax asset of approximately $1,752,000, which has been offset by a valuation account of $1,752,000, resulting in a net deferred asset of $-0-. Future tax benefits related to this loss have not been recognized because its realization is not assured. No amount of current or deferred federal or state income tax is presented.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
- -------------------------------------------------------------------------------



[15] Income Taxes [Continued]

As of November 30, 1995, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

Expiring in Years Ending                                   Net Operating Loss
   November 30,                                              Carryforwards

       2000                                                    $       25,000
       2001                                                           145,000
       2003                                                           585,000
       2004                                                           950,000
       2005                                                           370,000
       2006                                                           365,000
       2007                                                           340,000
       2011                                                         1,600,000
                                                               --------------

       Total                                                   $    4,380,000
                                                               ==============
[16] Loss Per Share

Loss per share amounts are computed based on the weighted average number of shares outstanding. Options, warrants and Convertible Preferred Stock are assumed converted if dilutive.

[17] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not expect that SFAS No. 121 will have a material impact on its consolidated financial statements.

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

On December 30, 1994, the American Institute of Certified Public Accountants issued Statement of Position ["SOP"] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its consolidated financial statement note disclosure as a result of SOP 94-6.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
- -------------------------------------------------------------------------------



[18] Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated to correct errors of unrecorded printing and other expenses, and the non-elimination of intercompany revenue and accounts receivable. The effect of the restatement was to increase the net loss for November 30, 1994 by $414,533 [$.05 per share].

[19] Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, and assumes that the Company will continue as a going concern, which contemplates the recoverability of recorded asset amounts and the proper classification of liabilities. However, the Company has suffered recurring losses from operations and recurring negative cash flows from operating activities.

As more fully discussed in Notes 20 and 21, the Company has secured additional bank financing since November 30, 1995. Additionally, since the end of the fiscal year, the Company has begun the implementation of its plans to substantially reduce its operating expenses. Management believes that these actions provide the opportunity for the Company to continue as a going concern.

The ability of the Company to continue is dependent on the success of these plans. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

[20] Subsequent Events

On March 5, 1996, the Company entered into a settlement agreement with a supplier for the balance due of $198,386. On March 5, 1996, the Company paid $50,000 and signed a noninterest bearing nonnegotiable promissory note with the supplier for the balance of $148,385. The note is due in 30 day monthly payments from the date of the note. The first two payments are for $25,000, the third payment is for $50,000, the fourth payment is for $25,000 and the fifth payment is for $23,385. The first payment was made on April 4, 1996. If the Company defaults in payments, then the entire unpaid balance along with interest at the rate of 9% from the date of default is immediately due.

During January, February and March 1996, the Company borrowed an aggregate of $600,000 from a bank in increments of $100,000.

[21] Subsequent Events [Unaudited] Subsequent to the Date of the Report of the Independent Auditors

On April 2, 1996, a promissory note was signed for the then outstanding indebtedness to bank of $1,175,000 [See Note 7] and is due on July 2, 1996 at the bank's prime rate plus 2%. The promissory note is secured by all of the Company's accounts receivable and $175,000 is guaranteed by the Chairman of the Board of the Company.

[22] Minority Interests

The Company's consolidated financial statements include 100% of the assets and liabilities of companies that are less than 100% owned. Since the Company is the majority stockholder of these companies, the ownership interests of the other stockholders represents minority interest. The Company has allocated one subsidiaries portion of net income to the minority interest resulting in an increase in the Company's net loss by $47,788 [See Note 1].

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             NEWS COMMUNICATIONS, INC.

Date:    April 16, 1996                      By:   s/  Michael Schenkler
                                             ------------------------
                                             Michael Schenkler, President

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/  Michael Schenkler      Director, President and       April 16, 1996
Michael Schenkler          Principal Executive Officer

s/  Gary Ackerman          Director                      April 16, 1996
Gary Ackerman

s/  Eric Breindel          Director                      April 16, 1996
Eric Breindel

s/  John Catsimatidis      Director                      April 16, 1996
John Catsimatidis

s/  Jerry Finkelstein      Director, Chairman of         April 16, 1996
Jerry Finkelstein          the Board

s/  Joseph Fisher          Director                      April 16, 1996
Joseph Fisher

s/David Jaroslawicz        Director                      April 16, 1996
David Jaroslawicz

s/William J. Kelleher      Director                      April 16, 1996
William J. Kelleher

s/Andrew Maloney           Director                      April 16, 1996
Andrew Maloney

s/Christopher C. McGrath   Director                      April 16, 1996
Christopher C. McGrath

s/Martin J. McLaughlin     Director                      April 16, 1996
Martin J. McLaughlin

s/  Andrew J. Stein        Director                      April 16, 1996
Andrew J. Stein

s/  Arthur Tarlow          Director                      April 16, 1996
Arthur Tarlow

s/  Robert Berkowitz       Controller, Chief Financial   April 16, 1996
Robert Berkowitz           and Accounting Officer

                                                   EXHIBIT INDEX




Exhibit No.  Description                                             Page No.
10.1.1       1987 Stock Option Plan, as amended.                       48
11           Statement re computation of per share earnings.           53
22           Subsidiaries of the Company.                              54
27           Financial Data Schedule                                   61