Form 10QSB/A
period 1994-02-28
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB/A


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended - February, 28, 1994


                        Commission file number 0-18299


                            NEWS COMMUNICATIONS, INC.
             (exact name of registrant as specified in its charter)


NEVADA                                                    13-3346991
(State of jurisdiction of incorporation)           (I.R.S. Employer ID. Number)


          174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
                    (Address of principal executive offices)


                  Registrant's telephone number (718) 357-3380


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

As of April 15, 1994, 7,475,747 shares of common stock were outstanding.

                                TABLE OF CONTENTS





PAGE NUMBER                                          DESCRIPTION


     1                               10-QSB Title Page

     2                               Table of Contents

     3                               Consolidated Balance Sheet at
                                      February 28, 1994

     6                               Consolidated  Statements of Operations for
                                      the three months ended February 28, 1994
                                      and February 28, 1993

     7                               Consolidated Statements of Cash Flows for
                                      the three months ended February 28, 1994
                                      and February 28, 1993

     10                              Notes to Consolidated Financial
                                      Statements

     11                              Management's Discussion and Analysis
                                      or Plan of Operation

     15                              Signatures

                                  PART I-ITEM 1
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                               February 28, 1994
                                                 (unaudited)



CURRENT ASSETS:
  Cash and Cash Equivalents                     $    3,828,609
  Accounts Receivable- Less: Allowance
  for Doubtful Accounts of $737,301                  2,288,000
  Other Current Assets                                 246,855
                                                  ---------------



  TOTAL CURRENT ASSETS                               6,363,464

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $455,889                  419,779
 Goodwill - Net                                      3,662,777
 Other Assets                                          113,742
                                                  ------------

  TOTAL ASSETS                                    $ 10,559,762
                                                  ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                 February 28, 1994
                                   (unaudited)

CURRENT LIABILITIES:
  Accounts Payable               $    422,427
  Accrued Expenses                    458,941
  Accrued Payroll Taxes               126,593

  Notes Payable                       328,000
  Other Current Liabilities            17,203

  TOTAL CURRENT LIABILITIES         1,353,164

LONG TERM DEBT:
  Notes Payable                        79,000


  TOTAL LIABILITIES                 1,432,164

ISSUABLE COMMON STOCK                 300,000

COMMITMENTS AND CONTINGENCIES          ----


STOCKHOLDERS' EQUITY:
 Preferred Stock, $1.00 Par Value;
  500,000 Shares Authorized:
  10% Convertible Preferred Stock,
  1,250 Shares Authorized; 33 Issued
  and Outstanding                      $  33


 8% Convertible Preferred Stock,
  500 Shares Authorized, 217
  Issued and Outstanding                217

 12% Convertible Preferred Stock, 200 Shares
 Authorized, 200 Shares Issued and Outstanding          200

 Common Stock, $.01 Par Value; Authorized
 100,000,000 Shares; 7,620,272 Shares Issued         76,203

  Paid-in-Capital Preferred Stock                   523,501

  Paid-in-Capital Common Stock                   13,204,208

  (Deficit)                                      (4,568,035)

   Total                                         $9,236,327
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                (408,729)

 TOTAL STOCKHOLDERS' EQUITY                       8,827,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    10,559,762
                                           ==================

                                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                               Three Months Ended
                                                         February 28, 1994                            February 28, 1993


                                                                                   Unaudited
                                                                                   ---------

NET REVENUES                                                 $2,136,297                                     $1,585,181
                                                             ----------                                     ----------


EXPENSES:
 Direct Mechanical Costs                                        674,936                                        423,694

 Salaries, Benefits and
  Outside Labor Costs                                          1,225,769                                        955,132

 Rent, Occupancy & Utilities                                     104,235                                        81,730

 Provisions for Doubtful Accounts                                 31,000                                        24,000

 General and Administrative                                      367,368                                       288,887
                                                             -----------                                  ------------


 TOTAL EXPENSES                                                2,403,308                                     1,773,443
                                                             -----------                                   -----------

OPERATING INCOME (LOSS)
 BEFORE INTEREST EXPENSE                                       (267,011)                                     (188,104)


INTEREST EXPENSE                                                  6,875                                         8,896
                                                              ----------                                    -----------


NET INCOME (LOSS)                                            $ (273,886)                                   $ (197,000)
                                                              ===========                                  ============


NET INCOME (LOSS) PER SHARE                                      $(.04)                                        $(.03)
                                                               =========                               ================

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                    7,353,942                                    5,937,709
                                                               =========                                 ============



                                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Three Months Ended
                                                         February 28, 1994                            February 28, 1993
                                                         -----------------                            -----------------
                                                                                   Unaudited
                                                                                   ---------


Operating Activities:
  Net (Loss)                                                   $ (273,886)                                 $  (197,000)
                                                               -----------                                 ------------

  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                    70,765                                      85,238

   Provision for Losses on Accounts
    Receivable                                                      31,000                                      24,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                    (63,475)                                     (84,835)
   (Increase) Decrease in Other Current
    Assets                                                       (123,054)                                      (8,277)
   (Increase) in Other Assets                                      (5,995)                                     (52,984)

    Decrease (Increase) in Goodwill                               (19,732)                                       ----
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                          (29,649)                                    (120,471)

   Increase (Decrease) in Payroll Taxes Payable                   (11,768)                                      36,651

   (Decrease) in Other Current Liabilities                        (55,261)                                      (1,257)

                                                                 ---------                                   ---------

   Total Adjustments                                             (207,169)                                    (121,935)
                                                              ------------                                -------------


  NET (DEFICIT) - OPERATING ACTIVITIES -                         (481,055)                                    (318,935)
   Forward



News Communications, Inc. and Subsidiaries



                                                                               Three Months Ended
                                                         February 28, 1994                            February 28, 1993
                                                         -----------------                            -----------------
                                                                                   Unaudited
                                                                                   ---------


NET (DEFICIT) - OPERATING ACTIVITIES -
    Forwarded                                                  (481,055)                                       (318,935)
                                                               =========                                       =========

INVESTING ACTIVITIES:
  Capital Expenditures                                           (7,039)                                        (76,231)
                                                              ----------                                    ------------

NET CASH USED BY INVESTING
  ACTIVITIES                                                     (7,039)                                        (76,231)
                                                             -----------                                    ------------


FINANCING ACTIVITIES:
  Principal Payments Long-Term Debt                            (220,250)                                       (200,000)
  Proceeds from Exercise of Warrants                          2,026,435                                           -----
  Dividend on Preferred Stock                                   (10,340)                                        (10,340)
  Proceeds from Exercise of Stock Options                         1,000                                           -----
  Purchase of Bronx Press Review                                  -----                                         (90,000)
  Purchase of the Nassau Newspapers                            (313,000)                                          -----
                                                             ----------                                    -----------


NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                 1,483,845                                        (300,340)
                                                            -----------                                     ------------


NET INCREASE (DECREASE) IN CASH                                 995,751                                        (695,506)

CASH - BEGINNING OF PERIODS                                   2,832,858                                       1,637,312
                                                             ----------                                     -----------

CASH - END OF PERIODS                                       $ 3,828,609                                      $  941,806
                                                          =============                                      ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                             $        44,927                                       $     213



 Income Taxes                                                    ----                                            ----



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On December 9, 1993 the Company acquired certain assets of Long Island News Group and MB Publishing Co., publishers of eight paid weekly newspapers in Nassau County, New York (the "Nassau Newspapers"). The net purchase price consisted of cash and stock valued at approximately $613,000. The cash portion ($313,000) was paid at the time of acquisition with the stock to be issued in annual installments beginning in December 1996.

     On December 18, 1992 the Company purchased 100% of the outstanding stock of Parkchester Publishing Company, Inc. publisher of the Bronx Press Review. The net purchase price was $325,000, of which $90,000 was paid at the time of acquisition, $78,000 was paid in December 1993 and the remainder is payable in two annual installments of approximately $78,000 each in December 1994 and December 1995.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The consolidated balance sheet as of February 28, 1994 and the Statements of Operations for the three-month period ended February 28, 1994 and February 28, 1993, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report Form 10-KSB for the fiscal year ended November 30, 1993 and the related audited financial statements included therein.

B. Loss per Share:

   Loss per share is based on the weighted average number of shares outstanding during the periods.

C. The results of operations for 1994 have been restated to reflect additional expenses and loss.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



       News Communications, Inc. publishes various weekly community papers.
The Company publishes the Manhattan Spirit, the Queens Tribune, Dan's Papers, and (the Montauk Pioneer), Our Town, the Bronx Press Review, (the Riverdale Review and Westchester Lifestyles) and the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, and six editions of the Long Island Market) - all weekly regional newspapers.
The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The information for the three months ended February 28, 1994 and February 28, 1993 is unaudited.




                                                                               Three Months Ended
                                                         February 28, 1994   (5)                      February 28, 1993
                                                         -----------------                            -----------------
                                                                                   Unaudited
                                                                                   ---------

Net Revenues:
Queens Tribune                                             $    614,148                                    $   556,745
Manhattan Spirit                                                345,368                                        405,518
Dan's Papers                                                    186,367                                        178,317
Our Town                                                        372,545                                        378,456
The Bronx Press Review (3)                                      203,209                                         66,145
Nassau Newspapers (4)                                           414,660                                         ----
                                                             ------------                                   ------------

Total Revenues                                              $ 2,136,297                                    $ 1,585,181
                                                            ===========                                    ===========


Income (Loss)
 Publications Before Goodwill:
Queens Tribune                                             $     78,866                                   $     20,431
Manhattan Spirit                                                  2,203                                          6,128
Dan's Papers                                                    (78,836)                                       (71,857)
Our Town                                                         59,139                                         60,843
The Bronx Press Review (3)                                        1,676                                         13,403
Nassau Newspapers (4)                                           (50,872)                                          ----
                                                           -------------                                  ------------

Net Income-Publications                                     $    12,176                                    $   28,948
                                                            ===========                                  ============

Income (Loss)
 Publications After Goodwill (1):
Queens Tribune                                                 $ 52,149                                         (6,286)
Manhattan Spirit                                                  2,203                                          6,128
Dan's Papers                                                    (91,511)                                       (84,532)
Our Town                                                         45,648                                         47,382
The Bronx Press Review (3)                                         (824)                                        10,903
Nassau Newspapers (4)                                           (58,372)                                          ----
                                                          --------------                                      --------

Net Income (Loss)-Publications                          $       (50,677)                                    $  (26,405)
                                                        ================                                    ===========

Parent Company Expenses:
 Personnel, Rent, General
  and Administrative                                            229,860                                        161,586
 Interest (2)                                                    (6,651)                                         9,009
                                                               ---------                                    ----------
 Total Parent Company Expenses                                 223,209                                         170,595
                                                            ----------                                      ----------

Net Income (Loss)                                             $(273,886)                                     $(197,000)
                                                              ==========                                    ===========


                                                       12








(1)  Reflects expense for amortization of goodwill by publication as follows:
                                                                                    Three Months Ended
                                                                February 28, 1994       February 28, 1993

Queens Tribune                                                         26,717                26,717

Dan's Papers                                                           12,675                12,675

Our Town                                                               13,461                13,461

The Bronx Press Review                                                  2,500                 2,500

Nassau Newspapers                                                       7,500                  ----

                                                                      $62,853               $55,353


(2) Net of interest income of $13,526 and $7,470 for the three months ended February 28, 1994 and 1993 respectively.

(3)  The Bronx Press Review was acquired in December 1992.

(4)  Nassau Newspapers were acquired in December 1993.

(5) The results of operations for 1994 have been restated to reflect additional expenses and loss.

Results of Operations:

The following discussion compares results of operations for the three months ended February 28, 1994 and February 28, 1993.

Three Months Ended February 28, 1994 and February 28, 1993

Net Revenues:

         Total revenues were up almost 35% due in large part to the acquisition of the Nassau Newspapers and the start-up of two new publications, the Riverdale Review and Westchester Lifestyles. In spite of the worst weather in recent memory, the Queens Tribune had an increase in revenue (10%). The cold and snow impaired the ability of the display sales force to make their normal calls, however, there was a slight increase in revenue for Dan's Papers (5%). The strength of Our Town was almost enough to offset the effect of a record number of winter storms, resulting in a slight decrease in revenue (2%). The adverse weather, combined with a reduction in less profitable sales, resulted in the Manhattan Spirit having a decrease in revenue (15%). The Bronx Press Review was acquired in December 1992 and includes two new publications, (the Riverdale Review and Westchester Lifestyles), which accounts for its increase in revenues (207%). The Nassau Newspapers were acquired in December 1993.

Income (Loss) - Publications:

         Net Income from publications decreased by approximately $25,000 after tak ng into account the development cost involved in the start-up of the Riverdale Review and Westchester Lifestyles, and the acquisition of the Nassau Newspapers. The increase in income for the Queens Tribune (286%) is attributed to the increase in revenue and a reduction in expenses resulting from cost cutting programs instituted by management. Similar cost cutting programs offset the decreases in revenue and resulted in flat income at the Manhattan Spirit and Our Town . Dan's Papers had a decrease in income (10%), which is expected to be more than offset in the remaining quarters of the year. The reduction of income for the Bronx Press Review, from $13,000 to $2,000, (86%) is primarily a result of the costs related to the start-up of the Riverdale Review and Westchester Lifestyles. The Nassau Newspapers were acquired in December 1993.

Parent Company Expenses:

      The increase in parent company expenses (33%) w s primarily a result of increased payroll costs and a small expenditure for a new start-up (Manhattan File magazine).

Liquidity and Capital Resources:

      At February 28, 1994, the Company had an excess of current assets over current liabilities in the amount of a proximately $5,085,000. As a result of the exercise of Class C and D warrants the Company received net proceeds of approximately $1,035,000. In December 1993, $92,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review. In January 1994, $175,000 was used to pay notes payable and accrued interest incurred with the reacquisition in 1991 of Common Stock from a former officer.

      At February 28, 1994, there remained outstanding $250,000 due to the former owner of Our Town, which is payable in May 1994.

      At February 28, 1994, there remained outstanding $157,000 due to the former owner of the Bronx Press Review, of which $78,000 is payable in December 1994 and $79,000 in December 1995.

      Although ther can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal years ending November 30, 1994 and 1995. It is the opinion of management that cash on hand and cash from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: April 20, 1996                         By:/s/ Michael Schenkler
                                                ____________________
                                                 Michael Schenkler, President




Date: April 20, 1996                         By:/s/ Robert Berkowitz
                                                _____________________

                                                 Robert Berkowitz, Controller