Form 10QSB/A
period 1994-05-31
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended - May 31, 1994

                         Commission file number 0-18299

                            NEWS COMMUNICATIONS, INC.
             (exact name of registrant as specified in its charter)

     NEVADA                                       13-3346991
(State of jurisdiction
of incorporation)                         (I.R.S. Employer I.D Number)


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

As of July 15, 1994, 7,627,579 shares of common stock were outstanding.

                                TABLE OF CONTENTS





PAGE NUMBER          DESCRIPTION

1                    10-QSB Title Page


2                    Table of Contents

3                    Consolidated Balance Sheet
                     as of May 31, 1994

5                    Consolidated Statements of
                     Operations for the three and six
                     months ended  May 31, 1994 and 1993

6                    Consolidated Statements of Cash
                     Flows for the six months ended
                     May 31, 1994 and 1993

9                    Notes to Consolidated Financial Statements

10                   Managements Discussion and Analysis
                     for Plan of Operations

17                   Signatures

                                  PART I-ITEM 1
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                           May 31, 1994
                                                                                            (Unaudited)



CURRENT ASSETS:
  Cash and Cash Equivalents                                                                   $ 3, 420,145
  Accounts Receivable- Less: Allowance
  for Doubtful Accounts of $807,921                                                              2,550,047
  Other Current Assets                                                                             344,921
                                                                                           ---------------



  TOTAL CURRENT ASSETS                                                                           6,315,113

  Property and Equipment at Cost- Net of
 Accumulated Depreciation of $493,936                                                              381,104
 Goodwill - Net                                                                                  3,605,868
 Other Assets                                                                                      123,140
                                                                                              ------------

TOTAL ASSETS                                                                                  $10,425,225



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                             May 31, 1994
                                                                                              (Unaudited)

CURRENT LIABILITIES:
  Accounts Payable                                                                            $    437,355
  Accrued Expenses                                                                                 329,265
  Accrued Payroll Taxes                                                                             59,899
  Notes Payable                                                                                    157,000
  Other Current Liabilities                                                                         77,779
                                                                                        ------------------

  TOTAL CURRENT LIABILITIES                                                                      1,061,298

  TOTAL LIABILITIES                                                                              1,061,298


ISSUABLE COMMON STOCK                                                                              300,000


COMMITMENTS AND CONTINGENCIES                                                                    ---
STOCKHOLDERS' EQUITY:
 Preferred Stock, $1.00 Par Value;
 500,000 Shares Authorized:
 10% Convertible Preferred Stock,
 1,250 Shares Authorized; 32 Issued
 and Outstanding                                                                                        32


 8% Convertible Preferred Stock, 500 Shares
 Authorized, 217 Issued and Outstanding                                                                217

 12% Convertible Preferred Stock, 200 Shares
 Authorized, 200 Shares Issued and Outstanding                                                         200

 Common Stock, $.01 Par Value; Authorized
 100,000,000 Shares; 7,778,579 Shares Issued                                                        77,786


  Paid-in-Capital Preferred Stock                                                                  520,233

  Paid-in-Capital Common Stock                                                                  13,218,686

  (Deficit)                                                                                     (4,344,498)

   Total                                                                                 $       9,472,656
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)

 TOTAL STOCKHOLDERS'  EQUITY                                                                     9,063,927

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                               $     10,425,225
                                                                                          ================

                                                      4


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended May 31,          Six Months Ended May 31,
:                                                        1994                1993               1994          1993
                                                         ----               -----               -----         ----



                                                                                   Unaudited


NET REVENUES                                           $3,121,401          $2,215,479          $5,257,697     $3,800,818
                                                       ----------          ----------          ----------     ----------
EXPENSES:
 Direct Mechanical Costs                                  946,069             512,673           1,669,338        936,367
 Salaries, Benefits and
  Outside Labor Costs                                   1,405,424           1,098,859             631,193      2,053,991
 Rent, Occupancy & Utilities                              122,567              72,024             226,802        153,754
 Provisions for Doubtful Accounts                          56,000              51,000              89,000         75,000
 General and Administrative                               350,589             285,518             667,623        574,404
                                                       ----------           ---------           ---------      ---------
 TOTAL EXPENSES                                         2,880,649           2,020,074           5,283,956      3,793,516
                                                     -----------            ---------          ----------     ----------


OPERATING INCOME (LOSS)
 BEFORE INTEREST EXPENSE                                  240,752             195,405             (26,259)        7,302

INTEREST EXPENSE                                            6,875             120,321              13,750        20,928
                                                       ----------          ----------          ----------      --------
NET INCOME (LOSS)                                       $233,877             $183,373            $(40,009)     $(13,626)
                                                       =========             ========            =========     =========
NET INCOME (LOSS) PER SHARE                                $ .03            $     .03               $(.01)     $   (.00)
                                                       =========            =========            =========     =========
WEIGHTED AVERAGE SHARES
OUTSTANDING                                             7,624,586           5,937,719            7,379,113     5,937,719
                                                        =========           =========            =========     =========





                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended May 31,
                                                                  1994                            1993
                                                                                    Unaudited



Operating Activities:
 Net Income (Loss)                                               $(40,009)                     $  (13,626)
                                                                 ---------                     -----------


 Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                  172,293                         173,432

   Provision for Losses on Accounts
    Receivable                                                     89,000                          75,000


 Change in Assets and Liabilities:
   (Increase) in Accounts
    Receivable                                                   (488,509)                       (430,094)

   (Increase) in Other Current
    Assets                                                       (221,120)                        (48,502)
   (Increase) in Other Assets                                      (3,403)                        (43,238)

   (Decrease) in Accounts Payable
    and Accrued Expenses                                          (59,683)                        (74,799)
   (Decrease) in Payroll Taxes Payable                            (78,462)                        (77,000)

   (Increase) in Other Current Liabilities                          5,315                           5,864
                                                               ----------                   -------------



   Total Adjustments                                             (584,569)                       (419,337)
                                                                 ---------                    ------------
NET (DEFICIT) - OPERATING ACTIVITIES                             (624,578)                       (432,963)
                                                                 ---------                  --------------
   Forward


News Communications, Inc. and Subsidiaries

                                                                       Six Months Ended May 31,
                                                                1994                                1993
                                                               -----                               -----
                                                                              Unaudited

NET (DEFICIT) - OPERATING ACTIVITIES -
    Forwarded                                                 (624,578)                          (432,963)
                                                            -----------                      -------------

INVESTING ACTIVITIES:
  Capital Expenditures                                          (15,614)                         (137,010)
                                                             -----------                     -------------


  NET CASH USED BY INVESTING
  ACTIVITIES                                                    (15,614)                         (137,010)
                                                             -----------                     -------------


FINANCING ACTIVITIES:
Principal Payments of Long-Term Debts                          (470,250)                         (473,750)
Procceds from Exercise of Warrants                            2,039,385                           ---
Sale of Building                                                  8,575                           ---
Proceeds from Exercise of Stock Options                           1,000                           ---
Dividend on Preferred Stock                                     (20,680)                          (20,680)
Purchase of Bronx Press Review                                  (17,551)                          (90,000)
Purchase of the Nassau Newspapers                              (313,000)                           (5,000)
                                                               ---------                    --------------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                (1,227,479)                         (589,430)
                                                           -------------                        ----------


NET INCREASE  (DECREASE) IN CASH                                587,287                        (1,159,403)

CASH - BEGINNING OF PERIODS                                   2,832,858                         1,637,312
                                                            -----------                      ------------


CASH - END OF PERIODS                                       $ 3,420,145                      $    477,909
                                                            ===========                      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                    $  1,747                            $   467
   Income Taxes                                                     ---                                ---


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      On December 9, 1993 the Company acquired certain assets of Long Island News Group and MB Publishing Co., publishers of eight weekly newspapers in Nassau County, New York (the "Nassau Newspapers"). The net purchase price consisted of cash and stock valued at approximately $613,000. The cash portion ($313,000) was paid at the time of acquisition, with the stock to be issued in annual installments beginning in December 1996.

      On December 18, 1992 the Company purchased 100% of the outstanding stock of The Bronx Press Review. The net purchase price was approximately $342,500, of which $90,000 was paid at the time of acquisition and the remainder in annual installments of approximately $78,000.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of May 31, 1994 and the Statements of Operations for the three and six month periods ended May 31, 1994 and 1993, and the Consolidated Statements of Cash Flows for the six months ended May 31, 1994 and 1993 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

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

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     News Communications, Inc. publishes various weekly community newspapers.

     The Company publishes Dan's Papers, and (the Montauk Pioneer), Our Town, The Queens Tribune, The Manhattan Spirit, The Bronx Press Review and (the Riverdale Review and Westchester Lifestyles) and the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILead r, Independant Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, and six editions of the Long Island Market) - all weekly regional publications. The Company is currently developing a glossy bi-weekly magazine due out in August 1994 , Manhattan File, which will be aimed at Manhattan's upscale and fashion conscious 20 to 40 year olds as well as a weekly newspaer , The Hill, which will be published in Washington, D.C. beginning in September 1994 and will focus on every aspect of Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The information for the three and six months ended May 31, 1994 and 1993 is unaudited.



                                                             Three months Ended May 31,            Six Months Ended May 31,

                                                             1994 (5)              1993         1994 (5)               1993
                                                            -----                 -----         ----                   ----
                                                                                        Unaudited
Net Revenues:


 Queens Tribune                                         $ 708,500           $ 723,378        $  1,322,648       $  1,280,123
 Manhattan Spirit                                         525,409             492,569             870,777            898,087
 Dan's Papers                                             594,123             474,688             780,489            653,005
 Our Town                                                 420,278             394,213             792,822            772,669
 The Bronx Press Review (3)                               316,092             130,631             519,302            196,776
  Nassau Newspapers (4)                                   556,999            ----                 971,659              ----
                                                        ---------          ---------         -----------        ------------
Total Revenues                                       $  3,121,401          $2,215,479        $  5,257,697       $  3,800,660
                                                        =========          ==========        ============       ============

Income (Loss)
 Publications Before Goodwill (1):

 Queens Tribune                                       $   241,859          $  201,690        $   320,725         $   222,121
 Manhattan Spirit                                          34,975              33,575             37,178              39,703
Dan's Papers                                              158,199             116,835             79,393              44,978
 Our Town                                                  78,128              68,858            137,267             129,701
 The Bronx Press Review (3)                                50,108              16,803             51,784              30,206
 Nassau Newspapers (4)                                     17,103               ----             (33,578)              ----
Net Income (Loss)-Publications                       $    580,372         $   437,761       $    592,913           $ 466,709
                                                     ============         ===========        ===========         ===========


Income (Loss)
 Publications After Goodwill:
 Queens Tribune                                      $    215,142        $    174,973       $    267,291         $    168,687
 Manhattan Spirit                                          37,975              33,575             37,178               39,703







 Dan's Papers                                             145,524             104,160              54,043              19,628
 Our Town                                                  64,667              55,397             110,345             102,779
 The Bronx Press Review (3)                                47,608              14,303              46,784              25,206
 Nassau Newspapers (4)                                      9,603              ---                (48,769)                ---
                                                          -------       -------------        -------------          ---------
Net Income (Loss)-Publications                       $   517,519           $  382,408         $   466,872          $  356,003
                                                     ============          ==========         ===========          ==========



Parent Company Expenses:
 Personnel, Rent, General
  and Administrative                                  $   295,880          $  187,043          $  525,770          $  348,628
 Interest (2)                                             (12,238)             11,992             (18,889)             21,001
                                                      ------------         ----------         ------------        -----------

Total Parent Company Expenses                             283,642             199,035             506,881             369,629
                                                     ------------         -----------           ---------         -----------


 Net Income (Loss)                                    $  233,877           $  183,373        $    (40,009)          $ (13,626)
                                                      ===========          ==========        =============       ============



(1)  Reflects expense for amortization of goodwill by publication as follows:

                                                 Three Months Ended May 31,                   Six Months Ended May 31,
                                                   1994                1993                  1994                 1993
                                                   ----               -----                  -----                -----
Queens Tribune                                 $ 26,717            $ 26,717                $ 53,434            $ 53,434
Dan's Papers                                     12,675              12,675                  25,350              25,350
Our Town                                         13,461              13,461                  26,922              26,922
The Bronx Press Review                            2,500               2,500                   5,000               5,000
Nassau Newspapers                                 7,500             ---                      15,000               ---
                                             ----------       -------------              ----------           ---------

                                               $ 62,853            $ 55,353               $ 125,706           $ 110,706
                                              =========           =========              ==========           =========










(2) Net of interest income of $19,113 for the three and $32,639 for the six months ended May 31, 1994.

(3)  The Bronx Press Review was acquired in December 1992.

(4)  Nassau Newspapers were acquired in December 1993.

(5) The results of operations for 1994 have been restated to reflect additional expenses and loss.


Results of Operations:

The following discussion compares results of operations for the three months ended and the six months ended May 31, 1994 and May 31, 1993.

Three Months Ended May 31, 1994 and May 31, 1993

Net Revenues:

      Total revenues were up 42% due primarily to the acquisition of the Nassau Newspapers and the st rt-up of the Riverdale Review and Westchester Lifestyles. The increase in revenue at the The Manhattan Spirit (7%) and Our Town (7%) were primarily from an increase of both display and classified sales resulting from improved sales efforts. Dan's Papers' increase in revenue (25%) was primarily from increased display sales due to greater recognition in the community and increased sales efforts. The Queens Tribune revenue decreased very slightly. The Bronx Press Review was acquired in December 1992 and has since sold its building and expanded with two new publications (the Riverdale Review and Westchester Lifestyles) which accounts for its increase in revenues (143%). The Nassau Newspapers were acquired in December 1993. Mahattan File and The Hill have not yet begun publication.

Income (Loss) - Publications:

      The increases in income for the Manhattan Spirit (3%), Dan's Papers (35%) and ur Town (15%) are the result of the increases in revenues and, along with the Queens Tribune with an increase in income of 28%, have benefitted from instituting more effective management controls, resulting in reductions in printing costs and various general and administrative expenses. The Bronx Press Review was not acquired until December 1992 and its increase in revenue (194%) includes approximately $80,000 profit on the sale of its building which was offset in part by development costs involved in the start-up of the Riverdale Review and Westchester Lifestyles. Costs associated with the development of Manhattan File and The Hill have been deferred until the start of publication.


Parent Company Expenses:

      The increase in parent company expenses (42%) were primarily additional personnel costs and professional fees required for the continuing corporate growth.

Six Months Ended May 31, 1994 and May 31, 1993

Net Revenues

         The improved sales efforts resulted in increased revenues at the Queens Tribune (3%), Our Town (3%), and Dan's (20%). The slight decrease in revenue (3%) at the Manhatttan Spirit reflects the remaining effects of the severe weather in the first quarter which depressed revenue for that period. The Bronx Press Review increase in revenue (165%) includes the sale of its building and the expansion with the Riverdale Review and Westchester Lifestyles. The Nassau Nespapers were acquired in December 1993.

Income (Loss) - Publications

         As a result of the increases in revenues and reduction in operation expenses there were increases to income at Our Town (8%), The Queens Tribune (58%) and Dan's Papers (76%). The Bronx Press Review increase in profit (78%) includes the gain on the sale of its building , partly offset by development costs associated with the start-up of the Riverdale Review and Westchester Lifestyles.

Parent Company Expenses

         Parent company expenses increased (37%) primarily as a result of additional personnel costs and professional fees required by the continuing corporate growth.


Liquidity and Capital Resources:

         At May 31, 1994, the Company had an excess of current assets over current liabilities in the amount of approximately $1,200,000. In October 1992 the Company had a public offering of its Common Stock, resulting in net proceeds, af er costs and expenses, of approximately $1,975,000. In January 1993, $90,000 was used to the acquired Bronx Press Review with the balance of the purchase price ($235,000) being financed by notes to the former owner. In January 1993 $223,750 was used to pay notes payable incurred with the reacquisition in 1991 of Common Stock from a former officer. In May 1993, $250,000 was used to pay notes payable due to the former owner of Our Town.

      At May 31, 1994, there remained outstanding $250,000 due o the former owner of Our Town, which is payable in May 1994. Of $190,000 of notes payable to the former officer of the Company at May 31, 1993, $23,750 was paid in July 1993, $23,750 is payable during 1993; and $142,500 plus accrued interest is payable in 1994.

      To date, since its inception, the Company has not generated cash flow from its operations. During the last two fiscal years, the aggregate cash flow deficit from the Company's operations was in excess of $1.3 million. All requir d cash funds not furnished by revenues from operations have been provided through loans or sales of securities.

      Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal years ending November 30, 1993 and 1994. It is the opinion of management that cash on hand and cash from operations are expected to be sufficient to meet the Company's cash needs through at least November 30, 1993.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: April 20, 1996                                   By:/s/Michael Schenkler
                                                   Michael Schenkler, President




Date: April 20, 1996                                   By:/s/Robert Berkowitz
                                                   Robert Berkowitz, Controller