Form 10QSB/A
period 1994-08-31
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  Form 10-QSB/A



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended - August 31,1994


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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X



As of October 14, 1994,  7,696,029 shares of common stock were outstanding.

                                                 TABLE OF CONTENTS





PAGE NUMBER
                                                   DESCRIPTION

1                                        10-QSB Title Page


2                                       Table of Contents

3                                       Consolidated Balance Sheet as of
                                          August 31, 1994

6                                       Consolidated Statements of
                                         Operations for the three and nine
                                         months ended  August 31, 1994
                                         and 1993

 7
                                        Consolidated Statements of Cash
                                          Flows for the nine months ended
                                          August 31, 1994 and 1993


10                                      Notes to Consolidated Financial
                                          Statements


11                                      Managements Discussion and Analysis
                                          or Plan of Operations


16
                                        Signatures

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                               August 31, 1994

                                                 (Unaudited)
                                                   Restated



CURRENT ASSETS:
  Cash and Cash Equivalents                  $    2,622,009
  Accounts Receivable- Less: Allowance
  for Doubtful Accounts of $889,722               3,362,030
  Other Current Assets                              851,789



  TOTAL CURRENT ASSETS                            6,835,828

  Property and Equipment at Cost- Net of
 Accumulated Depreciation of $516,348               488,236
 Goodwill - Net                                   3,543,015
 Other Assets                                       137,800

TOTAL ASSETS                                $    11,004,879

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                               August 31, 1994
                                                 (Unaudited)
                                                  Restated

CURRENT LIABILITIES:
  Accounts Payable                              $    617,896
  Accrued Expenses                                   427,114
  Accrued Payroll Taxes                               58,952
  Notes Payable                                       75,747
  Other Current Liabilities                            5,150

  TOTAL CURRENT LIABILITIES                        1,184,859

  TOTAL LIABILITIES                                1,184,859

ISSUABLE COMMON STOCK                                300,000

COMMITMENTS AND CONTINGENCIES                          ---

STOCKHOLDERS' EQUITY:
 Preferred Stock, $1.00 Par Value;
 500,000 Shares Authorized:
 10% Convertible Preferred Stock,
 1,250 Shares Authorized; 32 Issued
 and Outstanding                                          32


 8% Convertible Preferred Stock, 500 Shares
 Authorized, 217 Issued and Outstanding                   217

 12% Convertible Preferred Stock, 200 Shares

 Authorized, 200 Shares Issued and Outstanding             200

 Common Stock, $.01 Par Value; Authorized
 100,000,000 Shares; 7,787,029 Shares Issued            77,863

  Paid-in-Capital Preferred Stock                      519,873

  Paid-in-Capital Common Stock                      13,235,593

  (Deficit)                                         (3,905,029)

   Total                                            $9,928,749
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                   (408,729)

 TOTAL STOCKHOLDERS'  EQUITY                         9,520,020

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY $       11,004,879

                                     NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three Months Ended August 31,     Nine Months Ended August 31,
                                                     1994 (A)               1993              1994 (A)          1993

                                                                                        Unaudited


NET REVENUES                                           $3,928,040          $2,705,886          $9,185,739     $6,506,546

EXPENSES:

 Direct Mechanical Costs                                1,344,106             740,648           3,013,444      1,677,015
 Salaries, Benefits and
 Outside Labor Costs                                    1,547,640          1,104,418            4,178,834      3,158,409
 Rent, Occupancy & Utilities                              140,408              99,455             367,210        253,209
 Provisions for Doubtful Accounts                          84,000              80,000             173,000        155,000
 General and Administrative                               354,359             282,440           1,011,701        856,686

 TOTAL EXPENSES                                         3,470,513           2,306,961           8,744,189      6,100,319

OPERATING INCOME
 BEFORE INTEREST EXPENSE                                  457,527             398,925             441,550        406,227

INTEREST EXPENSE                                            9,537              14,617              33,388         35,545








NET INCOME                                            $   447,990       $     384,308          $  408,162   $    370,682


NET INCOME PER SHARE                     $                    .06       $         .06        $       $.06   $        .06




WEIGHTED AVERAGE SHARES
OUTSTANDING                                             7,632,549           5,939,519           7,434,227      5,938,619

(A) - Restated


                                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended August 31,
                                                              1994 (A)                          1993
                                                                                    Unaudited



Operating Activities:
  Net (Loss)                                                    $ 408,162                    $   370,682


 Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                  257,558                         246,285

   Provision for Losses on Accounts
    Receivable                                                    173,000                         155,000

 Change in Assets and Liabilities:
   (Increase) in Accounts
    Receivable                                                 (1,382,553)                       (776,981)

   (Increase) in Other Current
    Assets                                                       (702,988)                        (84,741)
   (Increase) in Other Assets                                     (18,063)                        (28,268)

    Increase in Accounts Payable
    and Accrued Expenses                                          218,707                         103,965
  (Decrease) in Payroll Taxes Payable                             (79,409)                        (91,015)
  (Decrease) in Other Current Liabilities                         (67,314)                         (2,316)



   Total Adjustments                                           (1,601,062)                       (478,071)




NET CASH USED BY OPERATING ACTIVITIES
   Forward                                                     (1.192,900)                       (107,389)

                                                      8

News Communications, Inc. and Subsidiaries

                                                                        Nine Months Ended August 31,
                                                              1994 (A)                              1993
                                                                                    Unaudited

NET CASH USED BY OPERATING ACTIVITIES -
    Forwarded                                               (1,192,900)                          (107,389)

INVESTING ACTIVITIES:
  Capital Expenditures                                         (145,158)                         (216,946)


  NET CASH USED BY INVESTING
  ACTIVITIES                                                   (145,158)                         (216,946)


FINANCING ACTIVITIES:
  Principal Payments of Long-Term Debt                         (470,250)                         (497,500)
  Procceds from Exercise of Warrants                          2,055,709                               ---
  Payment of Dividends on Preferred Stock                       (31,020)                          (31,020)
  Payment of Notes Payable                                      (81,254)                            ---
  Proceeds From Exercise of Stock Options                         1,000                             ---
  Sale of Building                                                8,575                             ---
  Purchase Nassau Newspapers                                   (313,000)                            ---
  Purchase Brooklyn Skyline                                     (25,000)                            ---
  Other Financing Activities                                     ---                               (5,000)
  Purchase of Bronx Press Review                                (17,551)                          (90,000)

  NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                                1,127,209                           (623,520)


NET (DECREASE) IN CASH                                         (210,849)                         (947,855)

CASH - BEGINNING OF PERIODS                                   2,832,858                         1,637,312

CASH - END OF PERIODS                                      $  2,622,009                      $    689,457

                                                       (A)- Restated

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                $     10,754                           $    189
   Income Taxes                                                     ---                                ---


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On August 18, 1994 the Company acquired certain assets of Brooklyn Skyline Publications, Inc. ("Brooklyn Skyline").The net purchase price consisted of cash and stock valued at approximately $110,000. On December 9, 1993 the Company acquired certain assets of Long Island News Group and MB Publishing Co., publishers of eight weekly newspapers in Nassau County, New York (the "Nassau Newspapers"). The net purchase price consisted of cash and stock valued at approximately $613,000. The cash portion ($313,000) was paid at the time of acquisition, with the stock to be issued in annual installments beginning in December 1996.

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

                                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES


                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

     The Consolidated Balance Sheet as of August 31, 1994 and the Statements of Operations for the three and nine month periods ended August 31, 1994 and 1993, and the Consolidated Statements of Cash Flows for the nine months ended August 31, 1994 and 1993 have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended November 30, 1993 and the related audited financial statements included therein. B. Income per Share: Income per share is based on the weighted average number of shares outstanding during the periods.

                                                   PART I-ITEM 2


                                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                    ANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

       News Communications, Inc. publishes various weekly community newspapers.

     The Company publishes Dan's Papers, (and the Montauk Pioneer), Our Town, The Queens Tribune, The Manhattan Spirit, The Bronx Press Review (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including LynbrookUSA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceans de Beacon, Baldwin Citizen, East Rockaway Observer, and six editions of the Long Island Market), and the Brooklyn Skyline - all weekly regional publications. The Company began publication of a monthly glossy magazine, Manhattan File, with a Sneak Preview issue in August 1994 and its Premier issue in September 1994. The Company also began publication of The Hill in September 1994, The Hill, which is a weekly newspaper published in Washington D.C. focusing on every aspect of Congress. In September 1994 the Company acquired the assets of Chelsea Clinton News and the Westsider, both weekly regional publications in Manhattan. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The information for the three and nine months ended August 31, 1994 and 1993 is unaudited.



                                                    Three months ended August 31,             Nine months ended August 31,

                                                            1994 (6)                1993        1994 (6)               1993
                                                                                               Unaudited


Net Revenues:
 Queens Tribune                                      $    884,551       $     651,066        $  2,207,199       $  1,931,189
 Manhattan Spirit                                         424,938             424,251           1,295,716          1,322,338
 Dan's Papers                                           1,423,318           1,107,031           2,203,808          1,760,036
 Our Town                                                 392,495             381,752           1,185,317          1,154,421
 The Bronx Press Review (3)                               231,309             141,786             750,611            338,562
 Nassau Newspapers (4)                                    559,536             ---               1,531,195              ---
Brooklyn Skyline (5)                                       11,893             ---                  11,893              ---
Total Revenues                                        $ 3,928,040        $  2,705,886        $  9,185,739       $  6,506,546

Income (Loss)
 Publications Before Goodwill:
 Queens Tribune                                       $   169,888         $   119,756         $   490,614        $   341,877
 Manhattan Spirit                                          16,693               8,771              53,871             48,474
 Dan's Papers                                             575,612             476,846             655,005            521,824
 Our Town                                                  28,964             19,547              166,231            149,248
 The Bronx Press Review (3)                                9,657              (12,548)             61,442             17,658
 Nassau Newspapers (4)                                     (3,726)            ---                 (37,496)               ---
Brooklyn Skyline (5)                                        ( 670)             (4,420)               (670)               ---

Net Income (Loss)-Publications                         $  796,418          $  607,952       $   1,388,997      $   1,079,081










Income (Loss)
 Publications After Goodwill (1):
  Queens Tribune                                      $   143,171          $   93,039        $    410,463         $   261,726
 Manhattan Spirit                                          16,693              8,771               53,871              48,474
 Dan's Papers                                             562,937             464,171             616,979             483,799
 Our Town                                                  15,503              6,086              125,849             108,865
 The Bronx Press Review (3)                                7,157              (15,048)             53,942              10,158
Nassau Newspapers (4)                                     (11,226)            ---                 (59,996)              ---
Brooklyn Skyline (5)                                         (670)            ---                    (670)              ---

Net Income (Loss)-Publications                        $   733,565           $ 557,019        $  1,200,438         $   913,022


Parent Company Expenses:
 Personnel, Rent, General
  and Administrative                                  $   279,840          $  156,534           $ 797,077          $  505,162
 Interest (2)                                               5,735              16,177              (4,801)             37,178
 Total Parent Company Expenses                            285,575             172,711             792,276             542,340

 Net Income (Loss)                                    $   477,990       $     384,308         $  408,162           $  370,682


                                        14



(1)  Reflects expense for amortization of goodwill by publication as follows:


                                                          Three Months ended August 31,   Nine months ended August  31,
                                                      1994             1993                  1994        1993




Queens Tribune                                      26,717           26,717                80,151       80,151


Dan's Papers                                        12,675           12,675                38,026       38,026



Our Town                                            13,461           13,461                40,383       40,383
The Bronx Press Review                               2,500          2,500                   7,500        7,500
Nassau Newspapers                                    7,500             ---                22,500        ---
                                                $   62,853       $   55,353             $ 188,560   $  166,060


(2)  Net of interest income of $ 1,459 for the three and $ 13,114 for the nine months ended August
31, 1993 and $3,802 for the three and $36,441 for the nine months ended August 31, 1994.

(3)  The Bronx Press Review was acquired in December 1992.

(4)  Nassau Newspapers were acquired in December 1993.

(5) Brooklyn Skyline was acquired in August 1994.

(6) The results of operations for 1994 have been restated to reflect increased expenses and loss.


     Results  of  Operations:

          The following discussion compares results of operations for the three months ended and the nine months ended August 31, 1994 and August 31, 1993.

Three Months Ended August 31, 1994 and August 31, 1993

Net Revenues:

Total revenues were up 45% due primarily to the acquisition of the Nassau Newspapers, the start-up of the Riverdale Review and Westchester Lifestyles and the acquisition of Brooklyn Skyline. The Queens Tribune had an increase in revenue (36%) due to increased print sales and increased sales efforts. Dan's Papers' increase in revenue (29%) was primarily from increased display sales due to greater recognition in the community and increased sales efforts. Our Town had a slight increase in revenue (3%), while the Manhattan Spirit remained even. The Bronx Press Review has expanded with two new publications (the Riverdale Review and Westchester Lifestyles) which accounts for its increased revenues. The Nassau Newspapers and Brooklyn Skyline were acquired this year. Manhattan File and The Hill began publication in September 1994.

Income (Loss) - Publications:

     The increase in income for the Manhatan Spirit (90%) is a result of more effective management. The Bronx Press Review showed a profit this quarter, as compared to a loss last year, due primarily from increased revenues. The increa es in income for Dan's Papers (21%), the Queens Tribune (42%) and Our Town (50%) are a result of increased revenues. The Nassau Newspapers and Brooklyn Skyline were acquired this year. Manhattan File and The Hill began publication in September 1994.

Parent Company Expenses:


      The increase in parent company expenses (78%) were primarily a result of additional personnel costs required for continuing corporate growth.

Nine months Ended August 31, 1994 and August 31, 1993

Net Revenues


     The improved sales efforts resulted in increased revenues at the Queens Tribune (14%), Our Town (3%), and Dan's (25%). The slight decrease in revenue (2%) at Manhattan Spirit reflects the remaining effects of the severe weather in the first quarter which depressed revenues for that period. The Nassau Newspapers and Brooklyn Skyline were acquired this year. Manhattan File and The Hill began publication in September 1994.


Income (Loss) - Publications

     As a result of the increases in revenues and/or reduction in operation expenses there were substantial increases to income at Manhattan Spirit (12%) and The Queens Tribune (44%), Dan's (26%) and Our Town (11%). The Bronx Press Review has expanded with two new publications and sold its building in the first half of this year accounting for its six-fold increase in income. The Nassau Newspapers and Brooklyn Skyline were acquired this year. Manhattan File and The Hill began publication in September 1994.

Parent Company Expenses

     Parent Company expenses increased (58%) primarily as a result of additional personnel costs and professional fees required for the continuing corporate growth.

Liquidity and Capital Resources:

     At August 31, 1994, the Company had an excess of current assets over current liabilities in the amount of approximately $5,850,000. As a result of the exercise of the Class C and D warrants, the Company received net proceeds of approximately $2,055,000. In December 1993 $92,000 was used to repay notes and accrued interest incurred in connection with the acquisition of the Bronx Press Review. In January 1994 $175,000 was used to repay notes and accrued interest incurred with the re-acquisition in 1991 of Common Stock from a former officer. In May 1994 $250,000 was used to repay the last note payable to the former owner of Our Town. In December 1993 $313,000 was used to purchase the Nassau Newspapers. In August 1994 $25,000 was used to purchase Brooklyn Skyline.

     At August 31, 1994, there remained $78,000 due to the former owner of the Bronx Press Review, payable in December 1994. Approximately $79,000 was repaid in July 1994 using the proceeds of the sale of the building.


     Although there can be no assurance, management believes that the Company's ope ations will generate positive cash flow for the fiscal years ending November 30, 1994 and 1995. It is the opinion of management that cash on hand and cash from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.

     Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal years ending November 30, 1993 and 1994. It is the opinion of management that cash on hand and cash from o erations are expected to be sufficient to meet the Company's cash needs through at least November 30, 1994.

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