Form 10QSB/A
period 1995-02-28
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 28, 1995

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of April 15, 1995: 7,773,376 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                 PAGE
PART I.        Financial Information


    Item 1.    Financial Statements

               Unaudited Consolidated Balance Sheet
               at February 28, 1995..............................  3

               Unaudited Consolidated Statements of
               Operations for the three months ended
               February 28, 1995 and February 28, 1994...........  5


               Unaudited Consolidated Statements of Cash
               Flows for the three months ended
               February 28, 1995 and February 28, 1994...........  6

               Notes to Consolidated Financial Statements........  9

   Item 2.     Management's Discussion and Analysis
               or Plan of Operation..............................  10

PART II.       Other Information.................................  15

   Item 6. Exhibits and Reports on Form 8-K

   Signatures..................................................... 16

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1995
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                                                                 $      844,198
  Marketable Securities                                                                             52,027
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $964,620]                                                               3,779,524
  Due From Related Parties                                                                          92,596
  Other Current Assets                                                                             169,706
                                                                                           ---------------


  Total Current Assets                                                                           4,938,051

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $550,931                                                              688,954
 Goodwill - Net                                                                                  3,838,668
 Other Assets                                                                                      173,818
                                                                                             -------------

  Total Assets                                                                               $   9,639,491

                                                                                             =============

                                                       3



                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1995
                                                        (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                                                            $    857,816
  Accrued Expenses                                                                                 244,221
  Accrued Payroll Taxes                                                                            131,281

  Other Current Liabilities                                                                        121,888

  Total Current Liabilities                                                                      1,355,206


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                                          $            32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                                                      217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                                                      200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,920,576 Shares Issued                                                                    79,206

  Paid-in-Capital Preferred Stock                                                                  519,873

  Paid-in-Capital Common Stock                                                                  13,657,406

  (Deficit)                                                                                     (5,563,920)

   Total                                                                                        $8,693,014
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)

 Total Stockholders' Equity                                                                      8,284,285

 Total Liabilities and Stockholders' Equity                                                 $    9,639,491

                                                                                           ===============

                                                       4


                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months Ended February 28,
                                                               1995                                          1994
                                                               ----                                          ----
                                                                                   Unaudited


Net Revenues                                                 $3,384,111                                     $2,136,297
                                                             ----------                                     ----------


Expenses:
 Direct Mechanical Costs                                       1,220,708                                       674,936

 Salaries, Benefits and

    Outside Labor Costs                                        2,063,502                                     1,225,769

 Rent, Occupancy & Utilities                                     190,708                                       104,235

 Provisions for Doubtful Accounts                                 36,000                                        31,000

 General and Administrative                                      523,815                                       380,894
                                                             -----------                                  ------------


 Total Expenses                                                4,034,733                                     2,416,834
                                                             -----------                                   -----------

Operating Income (Loss) Before Interest
 Expense and Interest Income                                    (650,622)                                     (280,537)

Interest Expense                                                  (6,475)                                       (6,875)

Interest Income                                                    8,037                                        13,526
                                                              ----------                                  ------------


Net Income (Loss)                                             $ (649,060)                                   $ (273,886)
                                                              ===========                                  ============


Net Income (Loss) Per Share                                        $(.08)                                        $(.04)
                                                            =============                                ===============

Weighted Average Shares
Outstanding                                                    7,768,776                                      7,353,942
                                                               =========                                   ============




                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended February 28,
                                                                                 1995                        1994
                                                                                 ----                        ----
                                                                                             Unaudited

Operating Activities:
  Net (Loss)                                                                  $ (649,060)                 $  (273,886)
                                                                              -----------                 ------------

  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 126,372                       70,765

   Provision for Losses on Accounts
    Receivable                                                                    36,000                       31,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                   (52,388)                     (63,475)
   (Increase) Decrease in Other Current
    Assets                                                                        (7,503)                    (123,054)
   (Increase) in Due from Related Parties                                        (12,475)                       ----
                 Decrease (Increase) in Other Assets                              12,849                       (5,995)

   (Increase) Decrease in Goodwill                                                (5,225)                     (19,732)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                        (308,044)                     (29,649)

    Increase (Decrease) in Payroll Taxes Payable                                     414                      (11,768)

    Increase (Decrease) in Other Current Liabilities                             115,448                      (55,261)

                                                                                ---------                    ---------

   Total Adjustments                                                             (94,552)                    (207,169)
                                                                             ------------                -------------

  Net (Deficit) - Operating Activities -                                        (743,612)                    (481,055)
   Forward





                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended February 28,
                                                                                 1995                           1994
                                                                                 ----                           ----
                                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                   (743,612)                      (481,055)
                                                                                =========                      =========

Investing Activities:
 Purchase of the Nassau Newspapers                                               ----                          (313,000)
 Sale of Marketable Securities                                                   872,607                        ----
 Capital Expenditures                                                            (50,783)                        (7,039)
                                                                              -----------                    -----------

Net Cash Provided (Used) by Investing Activities                                 821,824                       (320,039)
                                                                               ---------                   -------------


Financing Activities:
  Principal Payments Long-Term Debt                                              (75,747)                    (220,250)
  Proceeds from Exercise of Warrants                                               9,216                      2,026,435
  Dividend on Preferred Stock                                                    (10,340)                      (10,340)
  Proceeds from Exercise of Stock Options                                        ----                            1,000

                                                                               ----------                   -----------


Net Cash (Used) Provided by Financing Activities                                 (76,871)                     1,796,845
                                                                            -------------                  ------------


Net Increase (Decrease) in Cash                                                    1,341                        995,751

Cash - Beginning of Periods                                                      842,857                      2,832,858
                                                                            ------------                    -----------

Cash - End of Periods                                                        $   844,198                    $ 3,828,609
                                                                           =============                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $         9,547                  $      44,927
   Income Taxes                                                                    ----                           ----


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

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of February 28, 1995 and the Cosolidated Statements of Operations for the three-month periods ended February 28, 1995 and February 28, 1994, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

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

The Company publishes the Dan's Papers, and (the Montauk Pioneer), Our Town,
the Manhattan Spirit, the Chelsea Clinton News, and the Westsider (Westside Publications), the Queens Tribune, the Bronx Press Revie , (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three months ended February 28, 1995 and February 28, 1994 is unaudited.



                                                                         Three Months Ended February 28,
                                                                         -------------------------------
                                                               1995                                         1994 (3)
                                                               ----                                         --------
                                                                                   Unaudited

Net Revenues:
Existing Publications:
 Queens Tribune                                            $    668,868                                   $   614,148
 Dan's Papers                                                   234,067                                       186,367
 Manhattan Spirit                                               369,436                                       345,368
 Our Town                                                       386,515                                       372,545
 The Bronx Press Review                                         226,167                                       203,209
 Nassau Newspapers                                              599,572                                       414,660
                                                             ----------                                  ------------
Total Net Revenues - Existing Publications                    2,484,625                                     2,136,297
                                                              ---------                                   -----------
Acquisitions and Start-ups:
 The Hill                                                       177,482                                        ----
 Manhattan File                                                 316,721                                        ----
 Brooklyn Skyline                                               203,469                                        ----
 Westside Publications                                          201,814                                        ----
                                                           ------------                                 -------------

Total Net Revenues Acquisitions and Start-ups                   899,486                                        ----
                                                           ------------                                 -------------

Total Net Revenues                                          $ 3,384,111                                    $ 2,136,297
                                                            ===========                                    ===========


Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                                            $    148,739                                   $     78,866
 Dan's Papers                                                   (67,991)                                       (78,836)
 Manhattan Spirit                                                14,024                                          2,203
 Our Town                                                        64,155                                         59,139
 The Bronx Press Review                                          (7,368)                                         1,676
 Nassau Newspapers                                                3,371                                        (50,872)
                                                         --------------                                   -------------
Income - Existing Publications                                  154,930                                         12,176
                                                          -------------                                   ------------
Acquisitions and Start-ups:
 The Hill                                                      (262,210)                                       ----
 Manhattan File                                                (146,158)                                       ----
 Brooklyn Skyline                                               (38,954)                                       ----
 Westside Publications                                            5,724                                        ----
                                                         --------------                                 -------------

Income (Loss) Acquisitions and Start-ups                       (441,598)                                       ----
                                                           -------------                              -------------

Income (Loss) - Publications                               $   (286,668)                                   $   12,176
                                                           =============                                 ============


                                  11








Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                                                $122,022                                     $   52,149
 Dan's Papers                                                   (80,666)                                       (91,511)
 Manhattan Spirit                                                14,024                                          2,203
 Our Town                                                        50,694                                         45,678
 The Bronx Press Review                                         (10,930)                                          (824)
 Nassau Newspapers                                               (4,378)                                       (58,372)
                                                         --------------                                 --------------
Income - Existing Publications                                   90,766                                        (50,677)
                                                         --------------                                 ---------------
Acquisitions and Start-ups:
 The Hill                                                      (262,210)                                       ----
 Manhattan File                                                (146,158)                                       ----
 Brooklyn Skyline                                               (40,348)                                       ----
 Westside Publications                                            2,463                                        ----
                                                         --------------                                 --------------

Income (Loss) Acquisitions and Start-ups                       (446,253)                                       ----
                                                           -------------                                --------------

Income (Loss)-Publications                                 $   (355,487)                                 $     (50,677)
                                                           =============                                 ==============

Parent Company Expenses:
 Personnel, Rent, General and Administrative                    295,135                                        229,860
 Interest (2)                                                    (1,562)                                        (6,651)
                                                          --------------                                ---------------
 Total Parent Company Expenses                                  293,573                                        223,209
                                                           ------------                                   -------------

Net Income (Loss)                                          $   (649,060)                                   $  (273,886)
                                                           =============                                  =============

(1)  Reflects expense for amortization of goodwill by publication as follows:

                                                                              Three Months Ended February 28,
                                                                            1995                        1994
Queens Tribune                                                       $      26,717                  $   26,717
Dan's Papers                                                                12,675                      12,675
Our Town                                                                    13,461                      13,461
The Bronx Press Review                                                       3,562                       2,500
Nassau Newspapers                                                            7,749                       7,500
Brooklyn Skyline                                                             1,394                       ----
Westside Publications                                                        3,261                       ----
                                                                      $     68,819                  $   62,853
                                                                        ==========                 ===========





(2) Net of interest income of $8,037 and $13,526 for the three months ended February 28, 1995 and 1994 respectively.

(3) The results of operations for 1994 have been restated to reflect additional expenses and loss.


Results of Operations:

The following discussion compares results of operations for the three months ended February 28, 1995 and February 28, 1994.

Three Months Ended February 28, 1995 and February 28, 1994

Net Revenues:

         Total revenues from existing publications were up over 16%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publicatio s has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (44%). Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (26%). Moderate increases in revenues by the other existing publications and the additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $3,380,000, an increase of 58%.

Income (Loss) - Publications:

     Net Income from existing publications increased by more than 118%. The increase in in income for the Queens Tribune (63%) is attributed to more effective management. Dan's Papers had a decrease in its loss (14%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a slight loss compared to a small profit last year as a result of an increase in sales related expenses i curred in order to increase future revenues. The increase in sales for Nassau Newspapers resulted in a profit this year as compared to a loss of over $50,000 last year. The Manhattan Spirit and Our Town both had small increases in income as a result of increases in sales. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to increase profits .

Parent Company Expenses:

      The increase in parent company expenses (28%) was primarily a result of increased personnel costs required for the continuing corporate growth and expansion.

Liquidity and Capital Resources:

      At February 28, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,592,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review.

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



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: April 20, 1996                          By:/s/ Michael Schenkler
                                              ---------------------
                                              Michael Schenkler, President




Date: April 20, 1996                           By:/s/ Robert Berkowitz
                                               --------------------

                                               Robert Berkowitz, Controller