Form 10QSB/A
period 1995-05-31
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity , as of July 13, 1995: 7,783,376 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                   PAGE
PART I.        Financial Information


  Item 1.      Financial Statements

               Unaudited Consolidated Balance Sheet
               at May 31, 1995....................................   3

               Unaudited Consolidated Statements of
               Operations for the three and six months
               ended May 31, 1995 and May 31, 1994................   5


                Unaudited Consolidated Statements of Cash
                Flows for the three and six months ended
                May 31, 1995 and May 31, 1994....................   6

                Notes to Consolidated Financial Statements........  9

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation..............................  10

PART II.        Other Information.................................  16

   Item 6. Exhibits and Reports on Form 8-K

   Signatures...................................................... 17

                                  PART I-ITEM 1

                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1995
                                                        (UNAUDITED)


Assets:
Current Assets:
  Cash and Cash Equivalents                                                                 $      161,519
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $990,828]                                                               4,455,715
  Due From Related Parties                                                                          86,414
  Other Current Assets                                                                             245,782
                                                                                           ---------------


  Total Current Assets                                                                           4,949,430

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $600,799                                                              674,944
 Goodwill - Net                                                                                  3,767,849
 Other Assets                                                                                      181,348
                                                                                             -------------

  Total Assets                                                                               $   9,573,571
                                                                                             =============

                                                    3



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


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                                          $            32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                                                      217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                                                      200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,930,576 Shares Issued                                                                    79,306

  Paid-in-Capital Preferred Stock                                                                  519,873

  Paid-in-Capital Common Stock                                                                  13,670,123

  (Deficit)                                                                                     (5,381,057)

   Total                                                                                        $8,888,694

   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)

 Total Stockholders' Equity                                                                      8,479,965

 Total Liabilities and Stockholders' Equity                                                 $    9,573,571
                                                                                           ===============


                                                      4



                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended May 31,                Six Months Ended May 31
                                                   --------------------------                -----------------------
                                                     1995               1994                 1995           1994
                                                     ----               ----                 ----           ----
                                                                             Unaudited


Net Revenues                                        $4,556,686        $3,121,401           $7,940,797       $5,257,697
                                                    ----------        ----------           ----------       ----------


Expenses:
 Direct Mechanical Costs                             1,256,515           946,069            2,477,223        1,669,338
 Salaries, Benefits and

    Outside Labor Costs                              2,174,756         1,405,424            4,238,258        2,631,193
 Rent, Occupancy & Utilities                           196,954           122,567              387,662          226,802

 Provisions for Doubtful Accounts                       36,000            56,000               72,000           89,000

 General and Administrative                            722,482           369,702            1,246,297          700,262
                                                   -----------       -----------        -------------     ------------


 Total Expenses                                      4,386,707         2,899,762            8,421,440        5,316,595
                                                    ----------        ----------           ----------        ---------

Operating Income (Loss) Before Interest
 Expense and Interest Income                          169,979            221,639             (480,643)         (58,898)

Interest Expense                                       ----               (6,875)              (6,475)         (13,750)

Interest Income                                        23,542             19,113               31,579           32,639
                                                  -----------        ------------       -------------       ------------

Net Income (Loss)                                  $  193,521        $  233,877            $ (455,539)      $  (40,009)
                                                   ===========       ===========          ============      ===========

Net Income (Loss) Per Share                             $ .02             $ .03                 $(.06)          $( .01)
                                                ===============    =============         =============      ===========


Weighted Average Shares
Outstanding                                          7,776,709         7,624,586            7,772,742       7,379,113
                                                   ===========         =========            =========    ============




                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended May 31,
                                                                                 1995                        1994
                                                                                 ----                        ----
                                                                                            Unaudited

Operating Activities:
  Net Income (Loss)                                                           $ (455,539)                 $   (40,009)
                                                                              -----------                 ------------

  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 252,636                      172,293

   Provision for Losses on Accounts
    Receivable                                                                    72,000                       89,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                  (764,579)                    (488,509)
   (Increase) Decrease in Other Current
    Assets                                                                       (83,579)                    (221,120)
   (Increase) in Due from Related Parties                                        ( 6,294)                     ----
                 Decrease (Increase) in Other Assets                              (1,051)                      (3,403)

   (Increase) Decrease in Goodwill                                                (4,074)                      ----
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                        (712,889)                     (59,683)

    Increase (Decrease) in Payroll Taxes Payable                                 (72,789)                     (78,462)

    Increase (Decrease) in Other Current Liabilities                             106,980                       5,315

                                                                               _________                    _________


   Total Adjustments                                                          (1,213,639)                     (584,569)
                                                                             ------------                 -------------

  Net (Deficit) - Operating Activities -                                      (1,669,178)                     (624,578)
   Forward



                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended May 31,
                                                                                 1995                           1994
                                                                                 ----                           ----
                                                                                              Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                 (1,669,178)                      (624,578)
                                                                              ===========                      =========

Investing Activities:
 Purchase of the Nassau Newspapers                                               ----                          (313,000)
 Purchase of Bronx Press Review                                                   ----                          (17,551)
 Sale of Marketable Securities                                                   924,633                        ----
 Capital Expenditures                                                            (87,082)                        (7,039)
                                                                              -----------                    -----------

Net Cash Provided (Used) by Investing Activities                                 837,551                       (337,590)
                                                                               ---------                   -------------


Financing Activities:
  Principal Payments Long-Term Debt                                              (75,747)                    (470,250)
  Proceeds from Exercise of Warrants                                               9,216                      2,039,385
  Dividend on Preferred Stock                                                    (20,680)                       (20,680)
  Proceeds from Exercise of Stock Options                                         12,500                          1,000
  Proceeds from Notes Payable - Bank                                             225,000                        ----
                                                                               ----------                   -----------


Net Cash Provided by Financing Activities                                       150,289                       1,549,455
                                                                           -------------                   ------------


Net Increase (Decrease) in Cash                                                 (681,338)                       587,287

Cash - Beginning of Periods                                                      842,857                      2,832,858
                                                                            ------------                    -----------

Cash - End of Periods                                                        $   161,519                    $ 3,420,145
                                                                           =============                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $       9,547                  $       1,747
   Income Taxes                                                                  ----                           ----


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

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of May 31, 1995 and the Cosolidated Statements of Operations for the three and six-month periods ended May 31, 1995 and May 31, 1994, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

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

     The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clin on News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre- Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island
Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and six months ended May 31, 1995 and May 31, 1994 is unaudited.



                                                         Three Months Ended May 31,            Six Months Ended May 31
                                                           1995             1994 (3)           1995         1994 (3)
                                                                                   Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                                          $754,806          $ 708,500      $1,423,675       $1,322,648
 Dan's Papers                                             679,817            594,123         913,884          780,489
 Manhattan Spirit                                         468,906            525,409         838,341          870,777
 Our Town                                                 400,965            420,278         787,480          792,822
 The Bronx Press Review                                   247,912            316,092         474,079          519,302
 Nassau Newspapers                                        664,887            556,999       1,264,459          971,659
                                                       ----------           ----------     -----------       ----------
Total Net Revenues - Existing Publications              3,217,293          3,121,401       5,701,919        5,257,697
                                                         --------        -----------     -----------         --------
Acquisitions and Start-ups:
 The Hill                                                 439,130            ----            616,611          ----
 Manhattan File                                           359,197            ----            675,918          ----

 Brooklyn Skyline                                         247,727            ----            451,196          ----
 Westside Publications                                    293,339            ----            495,153          ----
                                                     ------------         -----------       ---------       ----------

Total Net Revenues Acquisitions and Start-ups           1,339,393            ----         2,238,878              ---
                                                    -------------   -----------------   -----------    -------------
Total Net Revenues                                    $ 4,556,686        $ 3,121,401     $ 7,940,797      $ 5,257,697
                                                      ===========        ===========     ===========      ===========


Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                                      $    234,153       $    241,859         382,892          320,725
 Dan's Papers                                             233,402            158,199         165,411           79,393
 Manhattan Spirit                                          42,971             34,975          56,995           37,178
 Our Town                                                  79,429             78,128         143,584          137,267
 The Bronx Press Review                                    11,316             50,108           3,948           51,784
 Nassau Newspapers                                         19,333             17,103          22,704          (33,769)
                                                   --------------      -------------        --------       -----------
Income - Existing Publications                            620,604            580,372         775,534          592,578
                                                    -------------       ------------         -------     ------------
Acquisitions and Start-ups:
 The Hill                                                 (38,010)           ----           (300,220)         ----
 Manhattan File                                            9,355             ----           (136,803)         ----
 Brooklyn Skyline                                          1,476             ----            (37,478)         ----
 Westside Publications                                    25,045             ----             30,769          ----
                                                  --------------       --------------     -----------    ----------

Income (Loss) Acquisitions and Start-ups                 (2,134)            ----            (443,732)         ----
                                                       -----------  ----------------       ---------    ----------

Income (Loss) - Publications                        $    618,470         $  580,372       $  331,802       $592,578
                                                    =============      =============      ==========       ========


                                          11







Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                                          $207,436         $  215,142         329,458          267,291
 Dan's Papers                                             220,727            145,524         140,061           54,043
 Manhattan Spirit                                          42,971             34,975          56,995           37,178
 Our Town                                                  65,968             64,667         116,662          110,345
 The Bronx Press Review                                     7,754             47,608          (3,176)          46,784
 Nassau Newspapers                                         11,584              9,603           7,206          (48,769)
                                                      -----------         ----------      ----------         --------
Income - Existing Publications                            556,440            517,519         647,206          466,872
                                                   --------------      -------------         -------        ---------

Acquisitions and Start-ups:
 The Hill                                                 (38,010)           ----          (300,220)           ----
 Manhattan File                                             9,355            ----         (136,803)            ----
 Brooklyn Skyline                                              82            ----          (40,266)            ----
 Westside Publications                                     21,784            ----           24,247             ----
                                                   --------------      ------------   -------------        ----------
Income (Loss) Acquisitions and Start-ups                   (6,789)           ----        (453,042)             ----
                                                       -----------   -----------------------------        ------------
Income (Loss)-Publications                          $     549,651       $    517,519     $ 194,164       $   466,872
                                                    =============       ============     ==========      ===========


Parent Company Expenses:
 Personnel, Rent, General and Administrative              379,672            295,880         674,807          525,770
 Interest (2)                                             (23,542)           (12,238)        (25,104)         (18,889)
                                                   ---------------   ----------------    ------------ ----------------
 Total Parent Company Expenses                            356,130            283,642         649,703           506,881
                                                    ------------       -------------    -----------     -------------

Net Income (Loss)                                   $    193,521       $    233,877       $ (455,539)    $    (40,009)
                                                    =============      =============     ============    =============


(1)  Reflects expense for amortization of goodwill by publication as follows:
                                                        Three Months Ended May 31,           Six Months Ended May 31,
                                                           1995               1994            1995             1994
                                                           ----               ----            ----             ----
Queens Tribune                                           $26,717           $26,717          $53,434      $   53,434
Dan's Papers                                              12,675            12,675           25,350          25,350
Our Town                                                  13,461            13,461           26,922          26,922
The Bronx Press Review                                     3,562             2,500            7,124           5,000
Nassau Newspapers                                          7,749             7,500           15,498          15,000
Brooklyn Skyline                                           1,394            ---               2,788           ----
Westside Publications                                      3,261            ---               6,522           ----
                                                      ----------     ------------         -----------        ----------

                                                      $   68,819        $   62,853        $  137,638        $  125,706
                                                      ==========        ==========        ==========        ==========

                                        12









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

Three Months Ended May 31, 1995 and May 31, 1994

Net Revenues:

     Total revenues from existing publications were up just over 3%. The Queens Tribune had an increase (6%) due to an ongoing increased sales effort. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications as enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (19%). Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (14%). There were decreases in revenues at the Manhattan Spirit (10%) and Our Town (5%), attributed in part to a change in sales management. The Bronx Press Review revenues were even after adjusting for the sale of its building last year. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $4,500,000, an increase of 46%.

Income (Loss) - Publications:

         Net Income from existing publications increased 6%, even as newsprint prices have continued increasing. The Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to maint in profits. The decrease in income for the Queens Tribune is attributed primarily to expansion with a new door-to-door edition in the affluent Bayside area of Queens. Dan's Papers had an increase (47%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a smaller profit compared to last year as a result of the gain on the sale of its building last year. The increase in sales for Nassau Newspapers showed a slightly higher profit than last year as a result of its expansion with Long Island Lifestyles. The Manhattan Spirit and Our Town both were able to maintain last years profit levels. The Hill had a small loss for the three months, but all the other start-ups and aquisitions showed profits. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:

      The increase in parent company expenses (28%) was primarily a result of increased rent and person el costs required for the continuing corporate growth and expansion.

Six Months Ended May 31, 1995 and May 31, 1994

Net Revenues:

         Total revenues from existing publications were up over 7%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (3 %). The Queens Tribune has expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods. Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (17%). The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to almost $8,000,000, an increase of 49%.

Income (Loss) - Publications:

     Net Income from existing publications increased by more than 30%. Dan's Papers had an increase (109%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a slight profit compared to last year as a result of the sale of its building last year. The increase in sales for Nassau Newspapers resulted in a profit this year as compared to a loss of almost $33,000 last year. All other existing publications were a le to maintain last years profit levels. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to increase profits .

Parent Company Expenses:

      The increase in parent company expenses (28%) was primarily a result of increased rent and personnel costs required for the contin ing corporate growth and expansion.


Liquidity and Capital Resources:

      At May 31, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,855,000. In January 1995, $85,000 was used to pay notes and accrued interes incurred with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a $500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.

      Although there can be no assurance, management believes that the Company's
o erations will generate positive cash flow for the fiscal year ending November 30, 1995. It is the opinion of management that the line of credit and cash on hand and from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.

      Part II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K

              A.   Exhibits - None

              B.   Reports on Form 8-K - None

                                   SIGNATURES



In acc rdance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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