Form 10QSB/A
period 1995-08-31
NEWS COMMUNICATIONS INC
filed 1996-04-23
CIK 794487

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

                                TABLE OF CONTENTS

                                                                      PAGE
PART I.      Financial Information

    Item 1.     Financial Statements

                Unaudited Consolidated Balance Sheet
                at August 31, 1995...................................   3

                Unaudited Consolidated Statements of
                Operations for the three and nine months
                ended August 31, 1995 and August 31, 1994 ...........   5


                Unaudited Consolidated Statements of Cash
                Flows for nine months ended
                August 31, 1995 and August 31, 1994..................   6

                Notes to Consolidated Financial Statements...........   9

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation.................................  10

PART II.        Other Information....................................  16

                Item 6. Exhibits and Reports on Form 8-K

Signatures............................................................ 17

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                                   (UNAUDITED)
Assets:
Current Assets:
  Cash and Cash Equivalents                                                                 $       32,586
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,068,307]                                                             5,010,544
  Due From Related Parties                                                                          76,266
  Other Current Assets                                                                             495,625
                                                                                           ---------------


  Total Current Assets                                                                           5,615,021

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $644,844                                                              663,831
 Goodwill - Net                                                                                  3,699,030
 Other Assets                                                                                      169,884
                                                                                             -------------

  Total Assets                                                                               $  10,147,766
                                                                                             =============



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                                   (UNAUDITED)
Liabilities and Stockholders' Equity:
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


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                                          $            32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                                                      217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                                                      200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,934,376 Shares Issued                                                                    79,344

  Paid-in-Capital Preferred Stock                                                                  519,873

  Paid-in-Capital Common Stock                                                                  13,677,385

  (Deficit)                                                                                     (5,021,399)

   Total                                                                                        $9,255,652
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)

 Total Stockholders' Equity                                                                      8,846,923

 Total Liabilities and Stockholders' Equity                                                  $  10,147,766
                                                                                       ==============

                                                            4



                                        NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended August 31,    Nine Months Ended August 31
                                               -----------------------------    ---------------------------
                                                     1995               1994                 1995           1994
                                                     ----               ----                 ----           ----
                                                                                Unaudited


Net Revenues                                        $5,602,219        $3,928,040          $13,543,016       $9,185,739
                                                    ----------        ----------          -----------       ----------


Expenses:
 Direct Mechanical Costs                             1,617,361         1,344,106            4,094,584        3,013,444
 Salaries, Benefits and

    Outside Labor Costs                              2,494,283         1,547,640            6,732,541        4,178,834
 Rent, Occupancy & Utilities                           232,017           140,408              619,679          367,210

 Provisions for Doubtful Accounts                       87,000            84,000              159,000          173,000

 General and Administrative                            794,770           354,359            2,041,067        1,011,701
                                                   -----------       -----------        -------------     ------------


 Total Expenses                                      5,225,431         3,470,513           13,646,871        8,744,189
                                                    ----------        ----------          -----------        ---------

Operating Income (Loss) Before Interest
 Expense and Interest Income                          376,788            457,527             (103,855)         441,550

Interest Expense                                      (6,803)           (13,339)              (13,278)         (69,829)

Interest Income                                           13               3,802               31,591           36,441
                                                 -----------        ------------        -------------      -----------

Net Income (Loss)                                  $  369,998        $  447,990             $ (85,542)    $    408,162
                                                   ===========       ===========           ===========     ===========

Net Income (Loss) Per Share                             $ .05             $ .06                 $(.01)          $ .06
                                                 ============        ===========           ============    ===========


Weighted Average Shares
Outstanding                                          7,783,376         7,632,549            7,776,286       7,434,227
                                                   ===========         =========            =========    ============



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended August 31,
                                                                                 1995                        1994
                                                                                 ----                        ----
                                                                                             Unaudited

Operating Activities:
  Net Income (Loss)                                                            $ (85,542)               $    408,162
                                                                               ----------               ------------

  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 373,077                      257,558

   Provision for Losses on Accounts
    Receivable                                                                   159,000                      173,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                (1,405,859)                  (1,382,553)
   (Increase) Decrease in Other Current
    Assets                                                                      (333,422)                    (702,988)
   (Increase) Decrease in Due from Related Parties                                 3,856                       ----
                 Decrease (Increase) in Other Assets                              23,153                      (18,063)

   (Increase) Decrease in Goodwill                                               (24,033)                      ----
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                        (793,481)                    218,707

    Increase (Decrease) in Payroll Taxes Payable                                 (82,367)                     (79,409)

    Increase (Decrease) in Other Current Liabilities                             148,516                      (67,314)

                                                                               _________                    _________


   Total Adjustments                                                          (1,931,560)                   (1,601,062)
                                                                             ------------                  ------------

  Net (Deficit) - Operating Activities -                                      (2,017,102)                   (1,192,900)
   Forward



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended August 31,
                                                                                 1995                           1994
                                                                                 ----                           ----
                                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                 (2,017,102)                    (1,192,900)
                                                                              ===========                    ===========

Investing Activities:
 Purchase of the Nassau Newspapers                                               ----                          (313,000)
 Purchase of Brooklyn Skyline                                                    ----                          ( 25,000)
 Purchase of Bronx Press Review                                                  ----                           (17,551)
 Sale of Marketable Securities                                                   924,633                        ----
 Capital Expenditures                                                           (120,009)                      (136,583)
                                                                             ------------                  -------------

Net Cash Provided (Used) by Investing Activities                                 804,624                       (492,134)
                                                                               ---------                   -------------


Financing Activities:
  Principal Payments Long-Term Debt                                              (75,747)                      (470,250)
  Proceeds from Exercise of Warrants                                               9,216                      2,055,709
  Dividend on Preferred Stock                                                    (31,020)                       (31,020)
  Proceeds from Notes Payable - Bank                                             480,000                          ----
  Proceeds from Exercise of Stock Options                                         19,758                          1,000
  Payment of Notes Payable                                                       ----                           (81,254)
                                                                               ----------                   -----------


Net Cash Provided by Financing Activities                                       402,207                       1,474,185
                                                                           -------------                   ------------


Net Increase (Decrease) in Cash                                                 (810,271)                      (210,849)

Cash - Beginning of Periods                                                      842,857                      2,832,858
                                                                            ------------                    -----------

Cash - End of Periods                                                        $    32,586                    $ 2,622,009
                                                                           =============                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $         9,547                 $       10,754

   Income Taxes                                                                    ----                           ----

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



                                                        Three Months Ended August 31,     Nine Months Ended August 31,
                                                           1995           1994 (3)             1995         1994 (3)
                                                                                   Unaudited

Net Revenues:
Existing Publications:
 Queens Tribune                                        $  896,695       $   884,551      $ 2,320,369       $2,207,199
 Dan's Papers                                           1,621,268         1,423,318        2,535,152        2,203,808
 Manhattan Spirit                                         392,993            424,938       1,231,335        1,295,716
 Our Town                                                 358,883            392,495       1,146,363        1,185,317
 The Bronx Press Review                                   257,748            231,309         731,827          750,611
 Nassau Newspapers                                        733,694            559,536       1,998,153        1,531,195
                                                       ----------           ----------     -----------     ------------
Total Net Revenues - Existing Publications              4,261,281          3,916,147       9,963,199        9,173,846
                                                         --------        -----------     -----------       ------------
Acquisitions and Start-ups:
 The Hill                                                 403,379            ----          1,019,991          ----
 Manhattan File                                           365,629            ----          1,041,547          ----

 Brooklyn Skyline                                         300,915          11,893            752,111           11,893
 Westside Publications                                    271,015           ----             766,168          ----
                                                     ------------    ----------------       ---------    -------------

Total Net Revenues Acquisitions and Start-ups           1,340,938             11,893      3,579,817            11,893
                                                    -------------      --------------   -----------    --------------
Total Net Revenues                                    $ 5,602,219        $ 3,928,040    $ 13,543,016      $ 9,185,739
                                                      ===========        ===========    ============      ===========


Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                                      $    170,510       $    169,888         553,402          490,614
 Dan's Papers                                            608,029             575,612         773,440          655,005
 Manhattan Spirit                                          27,399             16,693          84,394           53,871
 Our Town                                                  40,559             28,964         184,143          166,231
 The Bronx Press Review                                   (17,643)             9,657        (13,695)           61,442
 Nassau Newspapers                                         72,834             (3,726)         95,538          (37,496)
                                                   --------------       --------------    ----------     -------------
Income - Existing Publications                            901,688            797,088       1,677,222        1,389,667
                                                    -------------       ------------       ---------       ----------
Acquisitions and Start-ups:
 The Hill                                                 (54,442)            ----          (354,662)         ----
 Manhattan File                                           (76,005)            ----          (212,808)         ----
 Brooklyn Skyline                                         (21,628)            (670)          (59,106)           (670)
 Westside Publications                                      7,252             ----             38,021          ----
                                                    --------------    ----------------     -----------    ----------

Income (Loss) Acquisitions and Start-ups                 (144,823)              (670)       (588,555)           (670)
                                                     -------------   ----------------       ---------    -------------

Income (Loss) - Publications                        $    756,865         $  796,418        $1,088,667     $1,388,997
                                                    =============      ============        ==========     ==========


                                                       11







Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                                          $143,793         $  143,171         473,251          410,463
 Dan's Papers                                            595,354            562,937          735,414          616,979
 Manhattan Spirit                                          27,399             16,693          84,394           53,871
 Our Town                                                  27,098             15,503         143,760          125,849
 The Bronx Press Review                                   (21,205)            7,157          (24,380)          53,942
 Nassau Newspapers                                         65,085           (11,226)          72,291          (59,996)
                                                  ---------------     ----------------    ----------      -----------
Income - Existing Publications                            837,524            734,235       1,484,730        1,201,108
                                                   --------------      -------------       ---------        ---------

Acquisitions and Start-ups:
 The Hill                                                 (54,442)           ----          (354,662)           ----
 Manhattan File                                           (76,005)              (670)      (212,808)            (670)
 Brooklyn Skyline                                         (23,022)           ----           (63,288)           ----
 Westside Publications                                      3,991            ----            28,238            ----
                                                    -------------     --------------     -----------     ------------
Income (Loss) Acquisitions and Start-ups                 (149,478)              (670)     (602,520)             (670)
                                                     -------------    ---------------   ------------       -----------
Income (Loss)-Publications                          $    688,046        $    733,565      $ 882,210       $ 1,200,438
                                                    =============       ============      ==========      ===========


Parent Company Expenses:
 Personnel, Rent, General and Administrative              311,258            279,840         986,066          797,077
 Interest (2)                                               6,790              5,735         (18,314)          (4,801)
                                                   --------------    ---------------     ------------  ---------------
 Total Parent Company Expenses                           318,048             285,575        967,752           792,276
                                                    ------------       -------------    -----------     -------------

Net Income (Loss)                                   $    369,998       $    447,990        $ (85,542)   $    408,162
                                                    =============      =============      ===========   ============


(1)  Reflects expense for amortization of goodwill by publication as follows:

                                                      Three Months Ended August 31,      Nine Months Ended August 31,

                                                           1995               1994            1995         1994
                                                           ----               ----            ----         ----

Queens Tribune                                           $26,717           $26,717         $80,151        $80,151
Dan's Papers                                              12,675            12,675          38,026         38,026
Our Town                                                  13,461            13,461          40,383         40,383
The Bronx Press Review                                     3,562             2,500          10,685          7,500
Nassau Newspapers                                          7,749             7,500          23,247         22,500
Brooklyn Skyline                                           1,394              ---            4,182          ----
Westside Publications                                      3,261              ---            9,783          ----
                                                      ----------     ------------       -----------    ----------

                                                      $   68,819        $   62,853        $ 206,457    $  188,560
                                                     ==========       ===========      ===========    ==========


                                                       12








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

Three Months Ended August 31, 1995 and August 31, 1994

Net Revenues:

         Total revenues from existing publications were up just over 8%. The Queens Tribune had an increase of 1% due to the "Official Guide to Queens" being published in the fourth quarter of this year as compared to the third qua ter last year, offset by additional revenues from its new Bayside Trib at Home edition. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 31%. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by14%. There were decreases in revenues of 8% at both the Manhattan Spirit and Our Town, attributed in part to a change in sales management and a shift away from lower margin sales. The Bronx Press Review revenues were up by 11% as a result of increased sales efforts. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $5,600,000, an increase of 42%.

Income (Loss) - Publications:

         Net Income from existing publications increased by 13%, even as newsprint prices have continued increasing. The Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to maintain profits. The static income for the Queens Tribune is attributed to the shifting of its "Official Guide to Queens" to the fourth quarter. Dan's Papers income had an increase of 6% as a result of the increase in revenues. The Bronx Press Review had a loss compared to last year as a result of a change in management, repositioning it for growth.. Income for Nassau Newspapers as compared to a loss last year was a result of its expansion with Long Island Lifestyles. The Manhattan Spirit and Our Town both were able to maintain last years profit levels. Acquisitions and start-ups continued their move towards profitability. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:

      The increase in parent company expenses of 11% was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.

Nine Months Ended August 31, 1995 and August 31, 1994

Net Revenues:

         Total revenues from existing publications were up over 8%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all th existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 30%. The Queens Tribune has expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by 15%. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to over $13,000,000, an increase of 47%.

Income (Loss) - Publications:

     Net Income from existing publications increased by more than 20%. Dan's Papers had an increase of 19% as a result of the increase in revenues and tighter financial controls. The Bronx

Press Review had a slight loss compared to a profit last year as a result of the sale of its building last year. The increase in sales for Nassau Newspapers resulted in a profit this year as compared to a loss of over $37,000 last year. All other existing publications were able to maintain last years profit levels. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company continues to engage in ongoing negotiations with paper suppliers and review contracts with printers in order to continue to increase profits.

Parent Company Expenses:

      The increase in parent company expenses of 24% was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.


Liquidity and Capital Resources:

      At August 31, 1995, the Company ad an excess of current assets over current liabilities in the amount of approximately $4,315,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a $500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.

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