Form 10QSB
NEWS COMMUNICATIONS INC
filed 1996-05-20
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 29, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of May 15, 1996: 7,826,415 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      PAGE
PART I.      Financial Information

Item 1.      Financial Statements

             Unaudited Consolidated Balance Sheet
             at February 29, 1996.....................................  3

             Unaudited Consolidated Statements of
             Operations for the three months ended
             February 29, 1996 and February 28, 1995..................  5

             Unaudited Consolidated Statements of Cash
             Flows for the three months ended
             February 29, 1996 and February 28, 1995.................   6

             Notes to Consolidated Financial Statements..............   9

Item 2.      Management's Discussion and Analysis
              or Plan of Operation....................................  10

PART II.     Other Information........................................  15

                  Item 6. Exhibits and Reports on Form 8-K

Signatures............................................................. 16

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 1996
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents .................................         $   27,722

  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,439,314] ........................          4,263,973
  Due From Related Parties ..................................            119,004
  Other Current Assets ......................................             87,028
                                                                      ----------


  Total Current Assets ......................................          4,497,727

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $715,974 .......................            650,551
 Goodwill - Net .............................................          3,594,710
 Other Assets ...............................................            147,227
                                                                      ----------

  Total Assets ..............................................         $8,890,215
                                                                      ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 29, 1996
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable .............................................   $  1,469,254
  Accrued Expenses .............................................        562,815
  Accrued Payroll ..............................................        137,753
  Due to Related Parties .......................................         41,179
  Notes Payable ................................................        924,000
                                                                   ------------
  Total Current Liabilities ....................................      3,135,001
                                                                   ------------

  Minority Interest ............................................         47,788


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value ..............   $         32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value ..............            217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value ..............            200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,971,415 Shares Issued ...............................         79,714

  Paid-in-Capital Preferred Stock ..............................        519,873

  Paid-in-Capital Common Stock .................................     13,743,316

  (Deficit) ....................................................     (8,227,197)

   Total .......................................................   $  6,116,155
   Less: Treasury Stock [151,000 Shares]-
            At Cost ............................................       (408,729)

Total Stockholders' Equity ..................................          5,707,426

Total Liabilities and Stockholders' Equity ..................         $8,890,215
                                                                      ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     Three Months Ended
                                                                                          February 29,1996         February 28,1995
                                                                                                          Unaudited


Net Revenues .......................................................................            $ 3,631,462             $ 3,369,111
                                                                                                -----------             -----------


Expenses:
 Direct Mechanical Costs ...........................................................              1,611,235               1,341,775

 Salaries, Benefits and

    Outside Labor Costs ............................................................              2,307,153               2,178,223

 Rent, Occupancy & Utilities .......................................................                241,444                 190,708

 Provisions for Doubtful Accounts ..................................................                 45,000                  36,000

 General and Administrative ........................................................                515,449                 523,815
                                                                                                -----------             -----------


 Total Expenses ....................................................................              4,720,281               4,270,521
                                                                                                -----------             -----------

Operating Income (Loss) Before Interest
 Expense and Interest Income .......................................................             (1,088,819)               (901,410)

Interest Expense ...................................................................                (19,591)                 (6,475)

Interest Income ....................................................................                   --                     8,037
                                                                                                -----------             -----------


Net Income (Loss) ..................................................................            $(1,108,410)            $  (899,848)
                                                                                                ===========             ===========


Net Income (Loss) Per Share ........................................................            $      (.14)            $      (.12)
                                                                                                ===========             ===========


Weighted Average Shares
Outstanding ........................................................................              7,969,540               7,768,776
                                                                                                ===========             ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Three Months Ended
                                                                                            February 29,1996        February 28,1995
                                                                                                          Unaudited

Operating Activities:
  Net (Loss) .....................................................................             $(1,108,410)             $  (899,848)
                                                                                               -----------              -----------

  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization .................................................                 107,621                  126,372

   Provision for Losses on Accounts
    Receivable ...................................................................                  45,000                   36,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable ...................................................................                 421,708                  (52,388)
   (Increase) Decrease in Other Current
    Assets .......................................................................                  (8,958)                  (7,503)
   (Increase) in Due from Related Parties ........................................                     229                  (12,475)
    Increase in (Due) to Related Parties .........................................                  11,997                     --
                 Decrease (Increase) in Other Assets .............................                   6,952                   12,849

   (Increase) Decrease in Goodwill ...............................................                    --                     (5,225)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses .........................................................                 301,306                  (57,256)

    Increase (Decrease) in Payroll Taxes Payable .................................                (184,399)                     414

    Increase (Decrease) in Other Current Liabilities .............................                    --                    115,448

                                                                                               -----------              -----------

   Total Adjustments .............................................................                 701,456                  156,236
                                                                                               -----------              -----------

  Net (Deficit) - Operating Activities - .........................................                (406,954)                (743,612)
   Forward

                                   6

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        Three Months Ended
                                                                                            February 29,1996       February 28,1995
                                                                                                            Unaudited

Net (Deficit) - Operating Activities -
    Forwarded ....................................................................                (406,954)                (743,612)
                                                                                                 =========                =========

Investing Activities:
 Sale of Marketable Securities ...................................................                    --                    872,607
 Capital Expenditures ............................................................                 (29,456)                 (50,783)
                                                                                                 ---------                ---------

Net Cash Provided (Used) by Investing Activities .................................                 (29,456)                 821,824
                                                                                                 ---------                ---------


Financing Activities:
  Principal Payments Long-Term Debt ..............................................                    --                    (75,747)
  Proceeds from Exercise of Warrants .............................................                   7,498                    9,216
  Dividend on Preferred Stock ....................................................                 (10,340)                 (10,340)
  Proceeds from Exercise of Stock Options ........................................                  12,500                     --
  Proceeds from Notes Payable ....................................................                 400,000                     --
                                                                                                 ---------                ---------


Net Cash (Used) Provided by Financing Activities .................................                 409,658                  (76,871)
                                                                                                 ---------                ---------


Net Increase (Decrease) in Cash ..................................................                 (26,752)                   1,341

Cash - Beginning of Periods ......................................................                  54,474                  842,857
                                                                                                 ---------                ---------

Cash - End of Periods ............................................................               $  27,722                $ 844,198
                                                                                                 =========                =========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest ......................................................................               $  13,660                $   9,547
   Income Taxes ..................................................................                    --                       --


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

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of February 29, 1996 and the Consolidated Statements of Operations for the three-month periods ended February 29, 1996 and February 28, 1995, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report Form 10-KSB for the fiscal year ended November 30, 1995 and the related audited financial statements included therein.

B. The results of operations for 1995 have been restated to reflect additional expenses and loss.

C. Loss per Share:

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

     The Company publishes the Dan's Papers, and (the Montauk Pioneer), Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider (Westside Publications), the Queens Tribune, the Bronx Press Review, (and the Riverdale Review ), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre- Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three months ended February 29, 1996 and February 28, 1995 is unaudited.



                                                                                                        Three Months Ended
                                                                                            February 29,1996       February 28,1995
                                                                                                          Unaudited        (3)

Net Revenues:
 Queens Tribune ..............................................................               $   689,552                $   668,868
 Dan's Papers ................................................................                   277,136                    234,067
 Manhattan Spirit ............................................................                   373,406                    369,436
 Our Town ....................................................................                   338,251                    386,515
 The Bronx Press Review ......................................................                   215,369                    226,167
 Nassau Newspapers ...........................................................                   636,133                    584,572
 The Hill ....................................................................                   277,118                    177,482
 Manhattan File ..............................................................                   334,143                    316,721
 Brooklyn Skyline ............................................................                   272,422                    203,469
 Westside Publications .......................................................                   217,932                    201,814
                                                                                             -----------                -----------


Total Net Revenues ...........................................................               $ 3,631,462                $ 3,369,111
                                                                                             ===========                ===========


Income (Loss) Publications Before Goodwill:
 Queens Tribune ..............................................................               $    29,847                $   113,325
 Dan's Papers ................................................................                   (99,714)                   (74,203)
 Manhattan Spirit ............................................................                     1,708                    (17,059)
 Our Town ....................................................................                    11,161                     33,245
 The Bronx Press Review ......................................................                   (23,206)                   (12,021)
 Nassau Newspapers ...........................................................                  (145,169)                  (100,504)
                                                                                                                        -----------
 The Hill ....................................................................                  (218,799)                  (271,040)
 Manhattan File ..............................................................                  (164,390)                  (152,311)
 Brooklyn Skyline ............................................................                   (41,244)                   (52,921)
 Westside Publications .......................................................                   (35,309)                     1,841
                                                                                             -----------                -----------


Income (Loss) - Publications .................................................               $  (685,115)               $  (531,648)
                                                                                             ===========                ===========

Income (Loss) Publications After Goodwill (1):
 Queens Tribune ..............................................................               $     3,130                $    86,608
 Dan's Papers ................................................................                  (112,389)                   (86,878)
 Manhattan Spirit ............................................................                     1,708                    (17,059)
 Our Town ....................................................................                    (2,300)                    19,784
 The Bronx Press Review ......................................................                   (26,768)                   (15,583)
 Nassau Newspapers ...........................................................                  (153,630)                  (108,253)
 The Hill ....................................................................                  (218,799)                  (271,040)
 Manhattan File ..............................................................                  (165,190)                  (152,311)
 Brooklyn Skyline ............................................................                   (42,774)                   (54,315)







 Westside Publications .......................................................                   (39,383)                    (1,420)
                                                                                             -----------                -----------



Income (Loss)-Publications ...................................................               $  (756,395)               $  (600,467)
                                                                                             ===========                ===========

Parent Company Expenses:
 Personnel, Rent, General and Administrative .................................                   332,424                    300,943
 Interest (2) ................................................................                    19,591                     (1,562)
                                                                                             -----------                -----------
 Total Parent Company Expenses ...............................................                   352,015                    299,381
                                                                                             -----------                -----------

Net Income (Loss) ............................................................               $(1,108,410)               $  (899,848)
                                                                                             ===========                ===========

(1)  Reflects expense for amortization of goodwill by publication as follows:

                                     Three Months Ended
                          February 29,1996          February 28,1995
Queens Tribune             $      26,717                $   26,717
Dan's Papers                      12,675                    12,675
Our Town                          13,461                    13,461
The Bronx Press Review             3,562                     3,562
Nassau Newspapers                  8,461                     7,749
Brooklyn Skyline                   1,530                     1,394
Manhattan File                       800                     ----
Westside Publications              4,074                     3,261
                            $     71,280                $   68,819

(2) Net of interest income of $8,037 for the three months ended February 28, 1995.

(3) The results of operations for 1995 have been restated to reflect additional expenses and loss.


Results of Operations:

The following discussion compares results of operations for the three months ended February 29,
                                                       12

1996 and February 28, 1995.

Three Months Ended February 29, 1996 and February 28, 1995

Net Revenues:

         In spite of facing the most severe winter weather conditions in the Greater Metropolitan area's history, total revenues for the Company were up almost 8%. Queens Tribune revenues were up as a result of the expansion with the Bayside Trib at Home edition; this growth was offset by the lower revenues from the moving of the anniversary edition, the years largest billing issue, into the second quarter in 1996, netting a 3% revenue increase. Dan's Papers continues to increase its market share resulting in an 18% increase in revenues. The Hill increased revenue 56% as it continues to capture a greater market share. Brooklyn Skyline revenue was up 34% as a result of increased display and classifieds sales efforts and expansion with a fifth edition to complete the distribution along Brooklyn's southern tier. Nassau Newspapers continued it's growth with a 9% increase in revenue. Our Town was most severely affected by the worst winter in New York City's history, and had a decrease in revenue of 12%. All other publications had moderate changes to their revenues.

Income (Loss) - Publications:

         As a result of severe weather conditions and the skyrocketing paper costs, loss from Publications increased 29%. Queens Tribune income was down 74%, as a result of the shifting of its anniversary issue into the second quarter and start-up costs associated with its Bayside Trib at Home expansion. Increased losses at Dan's Papers (34%), and Bronx Press Review (93%) were as a result of the increased newsprint costs and increased payroll compounded by the sales and cost problems created by the severe winter. Nassau Newspapers increased its loss (44%) as a result of increased newsprint prices and the start-up costs associated with its expansion with Long Island Lifestyles. Westside Publications showed a loss as it was affected by the weather, newsprint prices and a transition period as it continues to be developed from its acquisition. The Hill decreased its loss (19%) as it continues its growth and increase in market share.

       The Company has come through the worst winter in the area's history in good condition. The newsprint price increases peaked in the first quarter and decreases in price started in the middle of the second quarter. The Company has already started reaping the benefits of these lower print costs.

       In addition, management began a series of budget cuts during the second quarter whic will save the Company more than $1,200,000 on an annual basis.

Parent Company Expenses:

      The increase in parent company expenses before interest (10%) was primarily a result of increased costs required for the continuing corporate growth and expansion.

Liquidity and Capital Resources:

      At February 28, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $1,363,000. During the quarter ended February 29, 1996, the Company obtained $400,000 from bank loans. An additional $175,000 was obtained through April 17, 1996 and the Chairman of the Board has personally guaranteed its payment to the bank.

      In order to reduce its accounts payable, the Company has arranged for a $1,000,000 loan from its largest shareholder. Management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1996 and is confident that it has sufficient funds to meet its cash needs.

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



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: May 16, 1996                                     By:/s/ Michael Schenkler
                                                          ---------------------
                                                   Michael Schenkler, President




Date: May 16, 1996                                     By:/s/ Robert Berkowitz
                                                          --------------------
                                                   Robert Berkowitz, Controller