Form 10KSB/A
period 1994-11-30
NEWS COMMUNICATIONS INC
filed 1996-06-21
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1
                                       TO

         (Mark One)

         ------  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         |  X |  SECURITIES EXCHANGE  ACT OF 1934 [FEE  REQUIRED]
         ------  For the fiscal year ended November 30, 1994

                                       OR
         ------
         |    |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         ------   THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from       to

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

Redeemable Class C      Redeemable Class D         Units, each consisting of one
Warrants                Warants                    share of Common Stock, one
(Title of class)        (Title of Class)           Redeemable Class C Warrant
                                                   and one Redeemable Class D
                                                   Warrant
                                                   (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $13,554,929.

         As of February 28 1995, 7,768,076 shares of Common Stock were outstanding. The aggregate market value of shares of Common Stock (based on the last sale price as reported by NASDAQ) held by non-affiliates of the issuer was approximately $13,615,000.

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

RESULTS OF OPERATIONS

         The following discussion compares results of operations for the fiscal year ended November 30, 1994 to the fiscal year ended November 30, 1993.

Net Revenues

         Existing Publications

         The Queens Tribune had an increase in revenues (17%) as a result of an increased display and classified sales effort. The Manhattan Spirit (10%) and Our Town (3%) had slight increases in revenues. Display sales staff turnover prevents greater growth. Classified sales remains strong. Dan's Papers increase in revenue (29%) was primarily from increased display sales due to greater recognition in the marketplace and increased efforts, capturing a greater market share in its North Fork and East-End communities, which continue to prosper economically. The Bronx Press Review had an increase in revenues (61%) primarily as a result of its two new publications, Riverdale Review and Westchester Lifestyles.

         Acquisitions and Start-ups

         Nassau Newspapers were acquired in December 1993, Brooklyn Skyline was acquired in August 1994, Westside was acquired in September 1994 and The Hill and Manhattan File were started during 1994.

Income (Loss)-Publications

         Existing Publications

         The substantial increases in income for the Queens Tribune (29%), Dan's Papers (54%), Manhattan Spirit (31%) and Our Town (5%) were a result of increased sales and/or reductions in operating expenses. In addition, as newsprint prices have increased greatly, the parent company has engaged in ongoing negotiations securing new suppliers and contracts mitigating the negative effect on income. The Bronx Press Review sold its building this year, with much of the profit being offset by start-up costs associated with the Riverdale Review and Westchester Lifestyles, resulting in a slight decrease in income.

         Acquisitions and Start-ups

         Nassau Newspapers were acquired in December 1993, Brooklyn Skyline was acquired in August 1994, Westside was acquired in September 1994 and The Hill and Manhattan File were started during 1994.

         Parent Company Expenses

         The large increase in parent company expenses are primarily a result of additional personnel costs and professional fees required for the continuing corporate growth expansion.

                                                    Year ended November 30,
                                                    1994(1)             1993
NET REVENUES
Existing Publications:
   Queens Tribune...................................$3,148,418       $2,682,422
   Dan's Papers..................................... 2,921,469        2,270,956
   Manhattan Spirit................................. 1,802,405        1,781,839
   Our Town......................................... 1,678,349        1,634,792
   Bronx Press Review...............................   899,647          557,695
                                                    ----------       ----------
Total Revenues - Existing Publications              10,450,288        8,927,704
                                                    ----------       ----------
Acquisitions and Start-ups:
   The Hill........................................    216,962            ___
   Manhattan File..................................    392,070            ___
   Nassau Newspapers...............................  2,153,750            ___
   Brooklyn Skyline................................    206,323            ___
   Westside Publications...........................    135,536            ---
                                                     ---------       ----------
Total Revenues - Acquisitions and Start-ups:         3,104,641            ---
                                                     ---------       ----------
Total Revenues                                     $13,554,929       $8,927,704
                                                   ===========       ==========

INCOME (LOSS) PUBLICATIONS BEFORE GOODWILL
Existing Publications:
   Queens Tribune..................................   $605,903         $468,111
   Dan's Papers....................................    713,290          464,450
   Manhattan Spirit................................    120,878           92,493
   Our Town........................................    239,520          228,197
   Bronx Press Review..............................      1,756            6,203
                                                    -----------     -----------
Net Income - Existing Publications                   1,681,347        1,259,454
                                                    -----------     -----------
Acquisitions and Start-ups:
   The Hill(4).....................................   (387,887)           ___
   Manhattan File(4)...............................   (499,495)           ___
   Nassau Newspapers...............................   (181,459)           ___
   Brooklyn Skyline................................    (59,825)           ___
   Westside Publications...........................    (16,310)           ---
                                                     ----------     ----------
Net (Loss) - Acquisitions and Start-ups:            (1,144,976)           ---
                                                     -----------    ----------
Net Income                                            $536,371      $1,259,454
                                                     ===========    ==========

INCOME (LOSS) PUBLICATIONS AFTER GOODWILL(2)
Existing Publications:
   Queens Tribune..................................   $499,035        $361,243
   Dan's Papers....................................    662,589         413,749
   Manhattan Spirit................................    120,878          92,493
   Our Town........................................    185,675         174,352
   Bronx Press Review..............................    (12,492)         (3,797)
                                                     ---------      ----------
Net Income - Existing Publications                   1,455,685       1,038,040
                                                     ---------      ----------
Acquisitions and Start-ups:
   The Hill(4).....................................   (387,887)          ___
   Manhattan File(4)...............................   (499,495)          ___
   Nassau Newspapers...............................   (212,436)          ___
   Brooklyn Skyline................................    (61,865)          ___
   Westside Publications...........................    (20,091)          ---
                                                    -----------     ----------
Net (Loss) - Acquisitions and Start-ups:            (1,181,774)          ---
                                                    -----------     ----------
Net Income                                          $  273,911      $1,038,040
                                                    ===========     ==========
PARENT COMPANY EXPENSES
Personnel, Rent, General and Administrative         $1,288,989        $741,244
Interest (Income) Expense(3)                           (37,196)         64,167
                                                   -----------     -----------
Total Parent Company Expenses                       $1,251,793        $805,411
                                                   ===========     ===========

NET INCOME (LOSS)                                   $ (977,822)       $232,629
                                                   ===========     ===========

- ------------------------------------
(Footnotes to table are on following page)

- --------------------------------
(Footnotes to table on preceding page)

(1) The results of operations for 1994 have been restated to reflect additional expenses and loss. See Note 18 to the financial statements.

(2)   Reflects expense for amortization of goodwill by publication as follows:

                                                    Year ended November 30,
                                                     1994           1993
                                                     ----           ----
                 Queens Tribune..........          $106,868        $106,868
                 Dan's Papers............            50,701          50,701
                 Our Town................            53,845          53,845
                 Bronx Press Review......            14,248          10,000
                 Nassau Newspapers.......            30,977             ___
                 Brooklyn Skyline........             2,040             ___
                 Westside Publications...             3,781             ___
                                                   --------       ---------
                                                   $262,460        $221,414

(3) Net of interest income of $61,993 and $12,097 for the years ended November 30, 1994 and 1993, respectively.

(4) Approximately $400,000 of start-up costs related to Manhattan File and The Hill which were deferred in the third quarter were expensed in the fourth quarter upon commencement of regular operations of the publications.

LIQUIDITY AND CAPITAL RESOURCES

         At November 30, 1994, the Company had an excess of current assets over current liabilities in the amount of approximately $4,155,000. Through November 1994 Class C and D Warrants were exercised, resulting in net proceeds, after costs and expenses, of approximately $1,951,000. Until utilized, available cash is invested in short-term United State Government securities, certificates of deposit, money market funds, other short-term and long-term interest bearing investments, and investment grade common equities. Through November 30, 1994 approximately $320,000 was used to acquire the Nassau Newspapers; $190,000 was used to acquire Westside, and $30,000 to purchase Brooklyn Skyline; $175,000 was used to pay notes and accrued interest incurred with the reacquisition in 1991 of Common Stock from a former officer; $250,000 was used to pay the remaining notes due to the former owner of Our Town; and approximately $180,000 was used to repay notes and accrued interest incurred with the acquisition of the Bronx Press Review.

         For the year ended November 30, 1994, the Company had a cash decrease of approximately $2,000,000 resulting from (a) operating activities, made up of operating loss of $563,000, increased by non-cash items such as depreciation and amortization ($413,000), and changes in balance sheet items such as increases in accounts receivable ($1,983,000) and increase in accounts payable and accrued expenses ($584,000); (b) reduced by $1,820,000 for investing activities (see Consolidated Statements of Cash Flows); (c) increased by financing activities (including $1,951,347 provided from the exercise of Class C and Class D Warrants less payments of long-term debt ($470,000)).

         For the year ended November 30, 1993, the Company had a cash increase of approximately $1,200,000 resulting from (a) operating activities, made up of operating income of $233,000, increased by non-cash items such as depreciation and amortization ($560,000), and changes in balance sheet items such as increases in accounts receivable ($779,000); (b) reduced by $345,000 for capital expenditures; (c) increased by $1,513,000 provided by financing activities
(including  $2,080,000  provided  from  the  exercise  of  Class  C and  Class D
Warrants).

         Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1995. It is the opinion of management that cash on hand and cash from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.

        The Company's terms of payment for its advertising sales are generally net 30 days. However, the Company's experience, which management believes is typical of the weekly newspaper industry, is that payments are received over much longer periods. As of November 30, 1994, the average age of the Company's receivables was about 120 days. Management has recognized the continued adverse economic conditions and has taken that into consideration in identifying those accounts which require a reserve. As a result, the Company's reserve for bad debts is believed to be sufficient to avoid the need for further material write-offs. The Company has sufficient cash on hand to fund the purchase of stock of DPI if Mr. Rattiner exercises his option requiring the Company to do so (see Item 12). The Company has no material commitments for capital expenditures at November 30, 1994.


ITEM 7.    FINANCIAL STATEMENTS.

         The financial statements listed on page F-1 are included in this Report beginning on page F-2.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          NEWS COMMUNICATIONS, INC.



Date: June 21, 1996                       By: /s/ Michael Schenkler
                                              -----------------------------
                                              Michael Schenkler, President

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIE
- -------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


                                                              Page to Page

Report of Independent Auditors...........................     F-2

Consolidated Balance Sheet as of November 30, 1994.......     F-3...... F-4

Consolidated Statements of Operations for the years ended
November 30, 1994 and 1993...............................     F-5

Consolidated Statements of Stockholders' Equity..........     F-6

Consolidated Statements of Cash Flows for the years ended
November 30, 1994 and 1993...............................     F-7...... F-8

Notes to Consolidated Financial Statements...............     F-9...... F-17





                               . . . . . . . . . .

                         REPORT OF INDEPENDENT AUDITORS


                  To the Board of Directors and Stockholders of
                            News Communications, Inc.
                             Fresh Meadows, New York


     We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of November 30, 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of November 30, 1994, and the results of their operations and their cash flows for each of the two fiscal years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 18 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended November 30, 1994, to record printing and other expenses, and to eliminate intercompany revenue and accounts receivable.




                                                MORTENSON AND ASSOCIATES, P. C.
                                                Certified Public Accountants.



Cranford, New Jersey
March 8, 1995
[Except for Note 18 as to
which the date is March 27, 1996]

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


               CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 1994.
- -------------------------------------------------------------------------------


                                                                    [Restated]
  Assets:
  Current Assets:
   Cash and Cash Equivalents                                       $   842,857
   Marketable Securities                                               924,633
   Accounts Receivable [Less: Allowance for Doubtful
     Accounts of $979,962]                                           3,599,890
   Other Current Assets                                                162,204
   Due from Related Parties                                             80,121
                                                                     ---------

   Total Current Assets                                              5,609,705
                                                                     ---------
   Property and Equipment At Cost - Net of Accumulated
   Depreciation and Amortization of $500,156                           688,505
                                                                     ---------

  Other Assets:
   Goodwill - Net                                                    3,903,111
   Other Assets                                                        193,037
                                                                     ---------
   Total Other Assets                                                4,096,148
                                                                    ----------
   Total Assets                                                    $10,394,358
                                                                    ==========


See Notes to Consolidated Financial Statements.

                                       F-3

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


               CONSOLIDATED BALANCE SHEET AS OF NOVEMBER 30, 1994.
- -------------------------------------------------------------------------------

                                                                  [Restated]
   Liabilities and Stockholders' Equity:
   Current Liabilities:
   Accounts Payable                                              $  767,574
   Accrued Expenses                                                 893,795
   Accrued Payroll Taxes                                            130,867
   Notes Payable                                                     75,747
   Other Current Liabilities                                          6,440
                                                                  ---------

   Total Current Liabilities                                      1,874,423
                                                                  ---------
   Stockholders' Equity:
     Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
       10% Convertible Preferred Stock, 1,250 Shares Authorized;
          32 Issued and Outstanding, $500 Per Share Per Annum
          Cumulative Dividends, $160,000 Liquidation Value               32

       8% Convertible Preferred Stock, 500 Shares Authorized,
          217 Issued and Outstanding, $80 Per Share Per Annum
          Cumulative Dividends, $217,000 Liquidation Value              217

       12% Convertible Preferred Stock, 200 Shares Authorized,
          200 Shares Issued and Outstanding, $120 Per Share Per
          Annum Cumulative Dividends, $200,000 Liquidation Value        200

  Common Stock, $.01 Par Value; Authorized 100,000,000
     Shares; 7,915,776 Shares Issued                                 79,157

  Paid-in Capital - Preferred Stock                                 519,873

  Paid-in-Capital - Common Stock                                 13,648,238

  [Deficit]                                                      (5,319,053)
                                                                 ----------
  Totals                                                          8,928,664
  Less:  Treasury Stock [151,000 Common Shares] - At Cost          (408,729)
                                                                 ----------

  Total Stockholders' Equity                                      8,519,935
                                                                 ----------
  Total Liabilities and Stockholders' Equity                    $10,394,358
                                                                 ==========

See Notes to Consolidated Financial Statements.


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------

                                                    Years ended
                                                    November 30,
                                                    1 9 9 4             1 9 9 3
                                                    -------             -------
                                                    [Restated]
Net Revenues                                       $ 13,554,929     $  8,927,704
                                                     ----------       ----------

Operating Expenses:
   Direct Mechanical Costs                            4,841,549        2,718,946
   Salaries, Benefits and Outside Labor Costs         7,011,739        4,067,880
   Rent, Occupancy and Utilities                        587,871          337,864
   Provision for Doubtful Accounts                      376,000          219,000
   General and Administrative                         1,847,492        1,301,021
                                                     ----------  -     ---------

   Total Operating Expenses                          14,664,651        8,644,711
                                                     ----------       ----------

Operating [Loss] Income Before Interest
   Expense, Interest Income, and Other Income        (1,109,722)         282,993

Interest [Expense]                                      (24,797)        (62,461)

Interest Income                                          61,993           12,097

Other Income                                             94,642             --
                                                      ---------        ---------

[Loss] Income Before Federal and State Income
     Taxes and Extraordinary Item                      (977,884)         232,629

Less: Federal and State Income Taxes                      --             192,533
                                                      ---------        ---------

   [Loss] Income Before Extraordinary Item             (977,884)          40,096

Extraordinary Item: Reduction of Income Taxes Resulting
   from Utilization Of Operating Loss Carryforwards       --             192,533
                                                      ---------        --------

   Net [Loss] Income                                   (977,884)         232,629

Less: Preferred Stock Dividends                          41,360           41,360
                                                      ---------        ---------

   Net [Loss] Income Available to Common
   Stockholders                                    $ (1,019,244)      $  191,269
                                                     ===========      ==========

Per Common Share:
   [Loss] Income Before Extraordinary Item               $ (.13)           $ .01
                                                          ======            ====
   [Loss] Income Per Common Share                        $ (.13)           $ .03
                                                          ======            ====

Average Number of Common Shares Outstanding             7,580,203      6,232,630
                                                        =========      =========

See Notes to Consolidated Financial Statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------

                                                             Paid-in            Paid-in
                              Preferred           Capital    Common             Capital
                              Stock     Preferred Preferred  Stock     Common   Common                      Treasury
                             [Shares]   Stock     Stock      [Shares]  Stock    Stock        [Deficit]      Stock        Total
                                        --------- ---------  --------  ------   ------       -----          -------      -----
Balance - November 30, 1992    453      $453      $534,385   6,088,719 $60,888  $9,082,407   $(4,457,578)  $(408,729)   $4,811,826

Conversion from Preferred
  Stock to Common              (3)       (3)       (10,884)      5,400      54      10,833         --          --            --

Stock Issued in Connection
  with Exercise of C and
  D Warrants                   --        --          --        872,760   8,726   2,071,768         --          --        2,080,494

Additional Cost of Public
  Offering                     --        --          --          --       --        (5,000)        --          --           (5,000)

Dividend on Preferred Stock    --        --            --        --       --         --         (41,360)       --          (41,360)

Shares Issued as Preferred
   Dividend                    --        --            --       5,463       55      17,445      (17,500)       --           --

Stock Issued in Connection
  with Exercise of Stock
  Options                      --        --            --       1,667       17      3,533          --          --            3,550

Net Income                     --        --            --          --       --       --         232,629        --          232,629
                            -------   -------     -------   ---------   ------  ----------   -----------     ---------   ---------

Balance - November 30, 1993   450       450       523,501   6,974,009   69,740  11,180,986   (4,283,809)     (408,729)   7,082,139

Conversion from Preferred
  Stock to Common             (1)       (1)        (3,628)      1,800       18       3,611        --             --           --
Stock Issued in Connection
  With Exercise of C and
  D Warrants                   --         --         --       807,887    8,079   1,943,268        --             --      1,951,347

Shares Issued for Acquisitions --         --         --       122,123    1,221     143,535        --             --        144,756
Shares Issuable for
  Acquisitions                 --         --         --          --        --      354,687        --             --        354,687

Shares Issued in Connection
  with Exercise of Options     --         --         --         3,333       33       6,217        --             --          6,250

Shares Issued as Preferred
  Dividend                     --         --         --         6,624       66      15,934      (16,000)         --          --

Dividend on Preferred Stock    --         --         --          --         --         --       (41,360)         --        (41,360)

Net [Loss], As Restated        --         --         --          --         --         --      (977,884)         --       (977,884)

Balance - November 30, 1994   449       $449      $519,873   7,915,776  $79,157 $13,648,238  $(5,319,053)   $(408,729)  $8,519,935
                              ===        ===       =======   =========   ====== ===========   ==========      ========   =========


See Notes to Consolidated Financial Statements.


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

                                                                                                 Years ended
                                                                                                 November 30,

                                                                                     1 9 9 4                 1 9 9 3
                                                                                     -------                 -------
                                                                                     [Restated]

  Operating Activities:
  Net [Loss] Income                                                                  $(977,884)              $232,629
                                                                                      --------                -------
  Adjustments to Reconcile Net [Loss] Income to Net
     Cash Provided by Operating Activities:
     Depreciation and Amortization                                                    413,062                 340,287
     Provision for Losses on Accounts Receivable                                      376,000                 219,000
     Expense Related to Exercise of Options                                             5,250                   --
     Gain on Sale of Building                                                         (94,642)                   --

 Changes in Assets and Liabilities:
     [Increase] in Accounts Receivable                                             (1,982,551)               (779,022)
     [Increase] in Other Current Assets                                               (87,113)                (54,477)
     [Increase] Decrease in Other Assets                                             (106,344)                 20,031
     Increase in Accounts Payable and Accrued Expenses                                998,312                  75,349
     [Decrease] in Payroll Taxes Payable                                               (7,494)                (84,684)
     Decrease] Increase in Other Current Liabilities                                  (66,024)                 64,862
     [Decrease] in Other Payables                                                        --                    (6,265)
                                                                                      --------                --------

     Total Adjustments                                                               (551,544)               (204,919)
                                                                                      --------                --------

   Net Cash Provided [Used] by - Operating Activities - Forward                    (1,529,428)                 27,710
                                                                                    ----------                --------

 Investing Activities:
   Capital Expenditures                                                              (422,193)               (255,548)
   Proceeds from Sale of Building                                                     100,000                    --
   Investment in Marketable Securities                                               (924,633)                   --
   Purchase of Nassau Newspapers                                                     (319,906)                   --
   Purchase of Westside                                                              (194,898)                   --
   Purchase of Brooklyn                                                               (32,750)                   --
   Purchase of Bronx Press Review                                                     (25,676)                (90,000)
                                                                                      -------                 -------

   Net Cash [Used] by - Investing Activities - Forward                             (1,820,056)               (345,548)
                                                                                    ----------                --------

Financing Activities:
   Principal Payments Long-Term Debt                                                 (470,250)               (521,250)
   Proceeds from Exercise of Stock Options                                              1,000                     500
   Proceeds from Exercise of Warrants and Underwriter Option                        1,951,347               2,080,494
   Principal Payments on Notes Payable                                                (81,254)                   --
   Costs of Public Offering                                                              --                    (5,000)
   Dividend on Preferred Stock                                                        (41,360)                (41,360)
                                                                                      -------                 -------

   Net Cash Provided by - Financing Activities - Forward                          $ 1,359,483             $ 1,513,384


See Notes to Consolidated Financial Statements.


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------


                                                                                           Years ended
                                                                                           November 30,
                                                                                1 9 9 4                1 9 9 3
                                                                                -------                -------
                                                                                [Restated]


Net Cash Provided [Used] by - Operating Activities -
     Forwarded                                                                  $(1,529,428)           $  27,710
                                                                                 ----------             --------

Net Cash [Used] by - Investing Activities - Forwarded                            (1,820,056)            (345,548)
                                                                                 ----------             --------

   Net Cash Provided by - Financing Activities - Forwarded                        1,359,483            1,513,384
                                                                                 ----------            ---------

   Net [Decrease] Increase in Cash and Cash Equivalents                          (1,990,001)           1,195,546

Cash and Cash Equivalents - Beginning of Years                                    2,832,858            1,637,312
                                                                                  ---------            ---------

   Cash and Cash Equivalents - End of Years                                     $   842,857          $ 2,832,858
                                                                                  =========            =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                                   $     8,240           $    --
     Income Taxes                                                               $      --             $    --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
   See Note 3 to financial statements relating to acquisitions consummated in December 1993, August
   1994 and September 1994 and Note 9 relating to capital transactions.


See Notes to Consolidated Financial Statements.


 NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

[1] Organization and Industry Segment

News Communications, Inc. ["the Company"] was incorporated in the State of Nevada and is primarily engaged, through various wholly-owned and two eighty percent owned subsidiaries in the publication and distribution of advertiser supported, community oriented newspapers and a magazine. The Company's subsidiaries are Access Network Corp. ["Access"], Manhattan Publishing Corp. ["MPC"], Tribco Incorporated ["Tribco"], Dan's Papers Inc. ["DPI"], Parkchester Publishing Co., Inc. ["Bronx Press Review"], Long Island Community Newspaper Group, Inc. ["Nassau Newspapers"], Manhattan File Publishing, Inc, ["Manhattan File"], Capitol Hill Publishing, Inc ["Capitol Hill"], Brooklyn Newspaper Publishing, Inc. ["Brooklyn"] and West Side Newspaper Corp. ["West Side"]. The Company functions primarily in one industry segment, that is the news publication business.

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
Leasehold Improvements                                     Shorter of Useful
                                                           Life of Asset or
                                                           Length of Lease

Depreciation and amortization expense for the years ended November 30, 1994 and 1993 amounted to $123,503 and $118,873, respectively.

Accounts  Receivable  -  The  Company  uses  the  allowance  method  based  on a
percentage   of  accounts   receivable  to  provide  for   uncollectible   trade
receivables.

Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis. Amortization expense and accumulated amortization amounted to $264,079 and $1,151,730, respectively, for the year ended November 30, 1994. Amortization expense for the year ended November 30, 1993 amounted to $221,414. The Company's policy is to record an impairment loss against he net unamortized cost of goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. At each balance sheet date, the Company evaluates the realizability of goodwill for each subsidiary having a material goodwill balance. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future non-discounted net income of the subsidiary would become less than the carrying amount of the goodwill asset. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at November 30, 1994.

Cash and Cash  Equivalents  - For  purposes of the  statement  of cash flows the
Company  considers  all  highly  liquid  instruments   purchased  with  original
maturities of three months or less to be cash equivalents.

Revenue Recognition - Revenues are earned as the advertisements are run, in accordance with customer agreements. Unearned revenues of $14,225 at November 30, 1994 are included in accrued expenses and represent future advertisements that have been paid for by customers in advance.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
- -------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Covenant not to Compete - Included in other assets is a covenant not to compete with an initial cost of $127,400, which is being amortized over five years on a straight-line basis. At November 30, 1994, accumulated amortization amounted to $76,990. Amortization expense amounted to $25,480 for each of the years ended November 30, 1994 and 1993.

Seasonality - One of the Company's publications [which generated approximately 21% of revenues in fiscal 1994 and 25% of revenues in fiscal 1993] is a resort area newspaper, which has most of its revenue generated during the summer.

Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and on Eastern Long Island.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investments of temporary cash investments to financial institutions with high credit standing. At November 30, 1994, the Company had cash and invested assets of approximately $1,425,358 which were subject to credit risk in excess of insured amounts. Credit risk on trade receivables is minimized as a result of the large number of customers comprising the Company's customer base and their dispersion across different businesses.

[3] Acquisitions

On December 9, 1993, the Company, through its wholly-owned subsidiary, Nassau Newspapers, acquired certain assets of Long Island News Group ["LING"] and MB Publishing Co. ["MB"] publishers of eight paid weekly newspapers in Nassau County, New York for $300,000 in cash and stock valued at approximately $355,000. The stock was valued by the Company at approximately $2.20 per share. This valuation represents a discount from the December 9, 1993, quoted market price of the stock. Such discount was reflected due to the restricted nature of the securities and the deferral of their issuance. The stock is scheduled to be issued to the seller as follows:

Date                                    Shares

December 9, 1996                        103,857
December 9, 1997                         21,714
December 9, 1998                         36,572
                                         ------
Total                                   162,143

On August 18, 1994, the Company acquired through its wholly-owned subsidiary, Brooklyn, certain assets of Brooklyn Skyline Publications, Inc. ["Brooklyn Skyline"] for cash and stock valued at approximately $104,000.
On September 27, 1994, the Company acquired through its wholly-owned subsidiary, West Side, certain assets of Enlightenment Press, Inc. ["Enlightenment"], the publisher of the Chelsea Clinton News and the West Side, for cash and stock valued at approximately $246,000.

A summary of the  purchase  price  details is as follows:

                                     Nassau
                                     Newspapers   Brooklyn    West Side   Total
Cash                                 $300,000     $ 25,000    $180,000    $505,000

Common Stock at Par [284,266 shares]       --          600         621       1,221
Additional Paid-in Capital            354,687       78,150      65,385     498,222
                                      -------       ------      ------     -------

   Totals                            $654,687     $103,750    $246,006   $1,004,443
                                      =======      =======     =======    =========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
- -------------------------------------------------------------------------------

[3] Acquisitions [Continued]

The transactions above were accounted for by the purchase method of accounting under which purchase prices were allocated to the acquired assets based on estimated fair values at the date of acquisition. The assets purchased consisted primarily of the common law rights in the trade marks, trade names and publication names of the newspapers published by the previous owners. The value of the assets purchased amounted to $1,036,997 of which $32,554 was for legal and other costs directly related to the acquisitions. The cost, which has been allocated to goodwill, will be amortized on a straight-line basis over twenty years.


The results of operations of the above publications are included in the consolidated statement of operations for the year ended November 30, 1994 only for the periods from the dates of purchase to such year end.

The following proforma combined results of operations are adjusted for the amortization of goodwill purchased in connection with the acquisitions as though they had occurred on December 1, 1992:

                                   Year Ended          Year Ended
                                   November 30,        November 30,
                                   1994                1993
                                   -------------       -----------

Net Revenues                       $15,999,000         $12,866,000
Net [Loss] Income                  $  (364,000)        $   127,000
Net [Loss] Income Per Share        $      (.05)        $       .02


The proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the mergers been effected December 1, 1992, or of the future results of operations.

Certain former owners of the publications purchased have entered into employment contracts with the Company [See Note 10].

[4] Accrued Payroll Taxes

Accrued payroll taxes represent past-due amounts owed, plus interest and penalties.

[5] Notes Payable

Inconnection with the purchase of the Parkchester Publishing Co., Inc. [Publisher of the "Bronx Press Review"], the Company incurred indebtedness of $235,000, of which $75,747 was remaining at November 30, 1994. Interest accrues on the unpaid balance at the rate of prime plus one [approximately 7% at November 30, 1994].

Following are the maturities of notes payable:

November 30,1995   $75,747
                    ======

Interest expense related to the above indebtedness for the years ended November 30, 1994 and 1993 amounted to approximately $24,800 and $63,200, respectively.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
- -------------------------------------------------------------------------------

[6] Related Parties

Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $46,000 and $45,300 for the years ended November 30, 1994 and 1993, respectively. The lease commitment is adjusted annually based on the consumer price index as of November of each year with an option for five additional years. At November 30, 1994, interest bearing advances and loans due from related parties amounted to $80,121. Interest income earned on such amounts as reflected in the statement of operations for the year ended November 30, 1994, amounted to approximately $3,500.

[7] Leases

TheCompany leases all operating facilities under operating leases expiring through October, 2000. Rent expense under operating leases was approximately $280,000 and $163,000 for years ending November 30, 1994 and 1993, respectively. The future minimum payments under non-cancelable operating leases consisted of the following at November 30, 1994 [including amounts in Note 6]:

                                Operating Leases

1995                               $ 402,100
1996                                 440,400
1997                                 446,200
1998                                 451,900
1999                                 335,800
Thereafter                           214,300
                                   ---------
   Total Minimum Lease Payments   $2,290,700
                                   =========

The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes.

[8] Treasury Stock

Treasury stock is shown at cost and consists of 151,000 shares of Common Stock.

[9] Preferred Stock

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

[B] Issuance of Preferred Shares - On May 20, 1992, the Company issued 100 shares of its 8% Convertible Preferred Stock and 200 shares of its 12% Convertible Preferred Stock, in exchange for an aggregate of $300,000. On July 15, 1992, an additional 117 shares of 8% Convertible Preferred Stock were issued for $117,000. During the year ended November 30, 1994 and 1993, cash dividends totaling $41,360 each year were paid on the 8% Convertible Preferred Stock and the 12% Convertible Preferred Stock.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

- -------------------------------------------------------------------------------

[9] Preferred Stock [Continued]

[C] Conversion of Preferred Stock - During 1993, 3 shares of 10% Convertible Preferred Stock were converted to 5,400 shares of Common Stock. During 1994, one share of 10% Convertible Preferred Stock was converted to 1,800 shares of Common Stock.

[10] Commitments and Contingencies

In connection with the acquisition of "Our Town," the newspaper published by MPC, the Company granted the Seller a five year option to purchase up to 100,000 shares of its common stock at an exercise price of $2.81 per share [the average of the closing bid and asked prices on May 21, 1991].

Asubsidiary of the Company has indemnified two former employees and a director from and against legal fees and adverse judgments arising in connection with certain legal actions, except such adverse judgments as may be based on claims that allege or involve wrongful conduct by said former employee.

The Company has an employment agreement expiring in 1998 with the President of DPI. The agreement stipulates an annual salary of $100,000 per year, adjusted for increases in the consumer price index, plus a bonus in each fiscal year based on net profits [as defined] of DPI, and fringe benefits totaling approximately $25,000 annually.

The President of DPI has the option ["put"] to require the Company to buy his shares of DPI on or after October 13, 1993 for a price equal to 20% of the retained earnings [if any] of DPI plus the greater of $200,000 or 20% of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. The option may be exercised only if the after tax profit [for the fiscal year preceding exercise] is at least equal to seven percent of gross revenues [net of agency commissions] for such fiscal year. The put option, by its terms, is exercisable at November 30, 1994. Should the option be exercised, the Company would be required to pay approximately $660,000 for the shares. The option is related to the 1988 acquisition of DPI by the Company. As such, if the option is exercised the Company will record the cost as additional goodwill to be amortized over the remaining useful life of that asset [November 1999].

The Company has an employment contract, through October 14, 1995, with its President. The contract stipulates annual base salary of $150,000 plus bonuses as determined by the Board of Directors.

In August 1993, the Chairman of the Board entered into an employment agreement with the Company. The agreement calls for an annual salary of $145,000 and certain other benefits. Stock options for 300,000 shares of the Company's Common Stock at an exercise price of approximately $2.38 per share expiring on August 31, 1998 were awarded to the chairman in connection with the agreement [See Note 12B].

In November 1994, the Executive Vice-President of the Company entered into a three year employment agreement with the Company at an annual salary of $80,000 [subject to cost-of-living increases] plus a bonus based on 5% of the net profit [for fiscal years beginning December 1, 1994] of Access, MPC, Manhattan File and West Side. Such bonus is to be no less than $45,000, nor more than $70,000.

The President of Nassau Newspapers has an employment agreement expiring in December 1996. The agreement stipulates an annual salary of $99,000 plus a bonus based upon the net profits [as defined] of Nassau Newspapers.

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

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

- -------------------------------------------------------------------------------

[10] Commitments and Contingencies [Continued]

Certain holders of options, warrants and stock of the Company have received registration rights with respect to the securities held by or issuable to them. These registration rights could results in substantial future expense to the Company and could adversely affect any future equity or debt financing.

[11] Litigation

The Company is subject to lawsuits arising out of its business. Management, after review and consultation with counsel, believes it has meritorious defenses and does not believe that it is reasonably possible that there is any liability from these matters would not materially affect the consolidated financial position of the Company or the consolidated results of its operations.

[12] Stock Options and Warrants

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


                                                Shares under Option
                                                     November 30,
                                              1 9 9 4           1 9 9 3
                                              -------           -------

Outstanding - Beginning of Periods          106,666              44,166
Granted during period                        62,000              85,000
Terminated during period                     32,500              22,500
                                             ------              ------

   Outstanding - End of Periods [1]         136,166             106,666
                                            =======             =======

[1] With an exercise price per share ranging from $2.00 to $9.00, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992.

At  November  30,  1994  and  1993,   there  were  30,501  and  60,001   shares,
respectively, reserved for future grants.

[B] Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors ["the Board"] adopted a "Discretionary Directors and Officers Stock Option Plan" [the "Discretionary Option Plan"] pursuant to which the Board may award options to purchase an aggregate of 1,000,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. On August 12, 1994, the Board granted nine Company officers and directors options to purchase up to 170,500 shares of Common Stock under the Discretionary Option Plan, which are exercisable until August 31, 1999, at prices ranging from $2.00 to $2.63 per share [the last sale price on the date of the grant].

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
- -------------------------------------------------------------------------------

[12] Stock Options and Warrants [Continued]

[B] Directors and Officers Stock Option Plan [Continued] - On August 17, 1993, the Board also adopted a "Non-discretionary Directors Stock Option Plan" [the
"Non-discretionary Option Plan"] pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of the grant. The Non-discretionary Plan also provides that any person becoming a director within the six months after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director. The Non-discretionary Option Plan will be subject to the approval of the shareholders of the Company. Pursuant to the Non-discretionary Option Plan, Company directors each received options to purchase 10,000 shares of Common Stock at $2.63 per share on August 17, 1994.

[C] Warrants - At November 30, 1994, the Company had outstanding Redeemable Class A Warrants to purchase 2,305,980 shares of the Company's Common Stock at approximately $4.49 per share. The Warrants became exercisable September 19, 1990 and expire September 19, 1995. The Warrants are redeemable by the Company, under certain conditions, until September 19, 1995. During the year ended November 30, 1994, 368,295 redeemable Class C Warrants and 289,560 redeemable Class D Warrants were exercised resulting in gross proceeds to the Company of approximately $1,600,000. In January 1994 the underwriter of the Company's October 1992 public offering exercised its unit option resulting in gross proceed to the Company of approximately $495,000. At November 30, 1994 there remained outstanding 830,450 redeemable Class C Warrants and 938,935 redeemable Class D Warrants. Each Class C Warrant which entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share, became exercisable October 9, 1993 and expire October 9, 1996. Each Class D Warrant which entitles the holder to purchase one share of the Company's Common Stock at $3.00 per share, became exercisable October 9, 1993 and expire October 9, 1998. The warrants are redeemable by the Company under certain conditions, after October 9, 1993.

[13] Income Taxes

The provision for federal and state income taxes consists of the following:


                                        November 30,
                                    1 9 9 4       1 9 9 3
                                    -------       -------
Federal Currently Payable           $ --          $146,129
State Currently Payable               --            46,404
                                     ----          ------
Totals                                --           192,533
Less: Extraordinary Item:
      Reduction of Income
      Taxes resulting from
      Utilization of Operating
      Loss Carryforwards              --          (192,533)
                                     ----         ---------
                                    $ --          $   --

The Company has net operating loss carryforwards for tax purposes which expire as follows:

Year           Amount
- ----        ---------
2001         $ 25,000
2002          145,000
2003          585,000
2004          950,000
2005          370,000
2006          365,000
2007          340,000
              -------
Total      $2,780,000
            =========
                                      F-15

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
- -------------------------------------------------------------------------------

[13] Income Taxes [Continued]

As a result of the change in ownership in October 1987, the use of approximately $460,000 of the net operating loss carryforwards to offset taxable income in any year ending after October 1, 1987 will be limited.

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," effective December 1, 1993. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. The deferred tax asset attributable to operating loss carryforwards amounted to approximately $1,200,000 at November 30, 1994. Because of the Company's cumulative losses in recent years, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these consolidated financial statements.

[14] Earnings [Loss] Per Share

Earnings [Loss] per share amounts are computed based on the weighted average number of shares outstanding. Options, warrants and Convertible Preferred Stock are assumed converted if dilutive.

[15] New Authoritative Pronouncements

As described in Note 13, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 109, "Accounting for Income Taxes," on December 1, 1993. Since that implementation, the Financial Accounting Standards Board has issued eleven new authoritative accounting pronouncements ["SFAS's"]. With the exception of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," these new pronouncements either do not apply to the Company, or will be implemented when the Company engages in applicable transactions. SFAS No. 115 requires management to classify its investments in debt and equity securities as trading, held-to-maturity, and/or available-for-sale at the time of purchase and to reevaluate such determination at each balance sheet date. The Company does not anticipate that it will have many investments that will qualify as trading or held-to-maturity investments. Debt securities for which the Company does not have the intent or ability to hold to maturity will be classified as available- for-sale, along with most investments in equity securities. Securities available-for-sale are to be carried at fair value, with any unrealized holding gains and losses, net of tax, reported in a separate component of shareholders' equity until realized. The Company will implement SFAS No. 115 on December 1, 1994. None of these potentially applicable accounting pronouncements is anticipated to have a material impact on the Company's consolidated financial statements.

[16] Subsequent Events

[A] Exercise of Warrants - Subsequent to November 30, 1994, 4,800 redeemable Class C Warrants were exercised resulting in gross proceeds to the Company of approximately $9,600.

[B] Payment of Debt - In January 1995, the Company made the scheduled payment, including interest, described in Note 5.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
- -------------------------------------------------------------------------------

[17] Fourth Quarter Adjustments [Unaudited]

There were certain adjustments recorded in the fourth quarter of fiscal year ended November 30, 1994, and the aggregate effect of such adjustments was material to the results of that quarter. Approximately $400,000 of start-up costs relating to Manhattan File and Capitol Hill which were deferred in the third quarter were expensed in the fourth quarter upon commencement of regular operations of those publications.

[18] Restatement of Consolidated Financial Statements

The accompanying consolidated financial statements have been restated to record printing and other expenses, and to eliminate intercompany revenue and accounts receivable. The effect of the restatement was to increase the net loss for November 30, 1994 by $414,533 [$.05 per share].


                               . . . . . . . . . .