Form 10QSB
period 1996-05-31
NEWS COMMUNICATIONS INC
filed 1996-07-15
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1996

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of July 12, 1996:    7,826,415 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           PAGE
PART I.               Financial Information


    Item 1.           Financial Statements

                      Unaudited Consolidated Balance Sheet
                      at May 31, 1996......................................   3

                      Unaudited Consolidated Statements of
                      Operations for the three and six months
                      ended May 31, 1996 and May 31, 1995...................  5


                      Unaudited Consolidated Statements of Cash
                      Flows for the three and six months ended
                      May 31, 1996 and May 31, 1995........................   6

                      Notes to Consolidated Financial Statements............  8

   Item 2.            Management's Discussion and Analysis
                      or Plan of Operation..................................  9

PART II.              Other Information....................................  15

   Item 6.            Exhibits and Reports on Form 8-K

                      Signatures............................................ 16

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1996
                                   (UNAUDITED)


Assets:
Current Assets:
  Cash and Cash Equivalents                              $   389,885
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,482,314]                       5,066,265
  Due From Related Parties                                   123,645
  Other Current Assets                                       167,989
                                                           ---------


  Total Current Assets                                     5,747,784

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $769,964                        598,621
 Goodwill - Net                                            3,523,430
 Other Assets                                                124,725
                                                           ---------

  Total Assets                                          $  9,994,560
                                                           =========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1996
                                   (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                    $  1,167,388
  Accrued Expenses                                         610,442
  Accrued Payroll and Payroll Taxes                        320,914

  Notes Payable - Bank                                   1,175,000
  Due to Related Parties                                    13,567
                                                        ----------
  Total Current Liabilities                              3,287,311
                                                        ----------

Minority Interest                                           47,788

Notes Payable - Shareholder                              1,000,000
                                                        ----------

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value           $   32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value              217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value              200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,977,415 Shares Issued                            79,774

  Paid-in-Capital Preferred Stock                          519,873

  Paid-in-Capital Common Stock                          13,755,256

  (Deficit)                                             (8,287,162)

   Total                                                $6,068,190

  Less: Treasury Stock [151,000 Shares]-
            At Cost                                       (408,729)

 Total Stockholders' Equity                              5,659,461

 Total Liabilities and Stockholders' Equity           $  9,994,560
                                                       ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended May 31,              Six Months Ended May 31
                                                   --------------------------              -----------------------
                                                     1996               1995                 1996           1995
                                                     ----               ----                 ----           ----
                                                                                                  Unaudited


Net Revenues                                        $5,028,739        $4,632,504           $8,660,199       $8,001,614
                                                     ---------         ---------            ---------        ---------


Expenses:
 Direct Mechanical Costs                             1,800,726         1,571,528            3,411,961        2,913,303
 Salaries, Benefits and
    Outside Labor Costs                              2,397,526         2,383,379            4,704,679        4,561,602
 Rent, Occupancy & Utilities                           222,231           196,954              463,675          387,662
 Provisions for Doubtful Accounts                       43,000            36,000               88,000           72,000
 General and Administrative                            594,153           722,483            1,109,601        1,246,297
                                                     ---------         ---------            ---------        ---------
 Total Expenses                                      5,057,636         4,910,344            9,777,916        9,180,864
                                                     ---------         ---------            ---------        ---------

Operating Income (Loss) Before Interest
 Expense and Interest Income                           (28,897)         (277,840)          (1,117,717)      (1,179,250)

Interest Expense                                       (20,727)             --                (40,318)          (6,475)

Interest Income                                           --              23,542                 --             31,579
                                                      ---------          -------            ----------       ---------

Net Income (Loss)                                  $   (49,624)       $ (254 298)         $ (1,158,035)   $(1,154,146)
                                                     =========         =========           ===========     ==========

Net Income (Loss) Per Share                             $ (.01)           $ (.03)                $(.15)        $( .15)
                                                     =========          ========           ===========     ==========


Weighted Average Shares
Outstanding                                          7,823,415         7,776,709             7,820,978       7,772,742
                                                    ==========         =========             =========     ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended May 31,
                                                                1996                         1995
                                                                ----                          ----
                                                                                           Unaudited

Operating Activities:
  Net Income (Loss)                                            $ (1,158,035)               $ (1,154,146)
                                                                 ----------                 -----------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                     232,891                    252,636

   Provision for Losses on Accounts
    Receivable                                                        88,000                     72,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                      (423,584)                  (764,579)
   (Increase) Decrease in Other Current
    Assets                                                           (89,919)                   (83,579)
   (Increase) in Due from Related Parties                            ( 4,412)                    (6,294)
                 Decrease (Increase) in Other Assets                    --                       (1,051)

   (Increase) Decrease in Goodwill                                    29,454                     (4,074)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                              47,067                    (14,282)

    Increase (Decrease) in Payroll Taxes Payable                      (1,238)                   (72,789)

    Increase (Decrease) in Other Current Liabilities                 (15,615)                   106,980

                                                                    ________                  _________

   Total Adjustments                                                (137,356)                  (515,032)
                                                                    --------                  ---------

  Net (Deficit) - Operating Activities -                          (1,295,391)                (1,669,178)
   Forward


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Six Months Ended May 31,
                                                                  1996                        1995
                                                                  ----                        ----
                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                 (1,295,391)                 (1,669,178)
                                                               =========                   =========

Investing Activities:
 Sale of Marketable Securities                                      --                       924,633
 Capital Expenditures                                            (31,516)                    (87,082)
                                                               ---------                   ---------

Net Cash Provided (Used) by Investing Activities                 (31,516)                    837,551
                                                               ---------                   ---------


Financing Activities:
  Principal Payments Long-Term Debt                              (24,000)                    (75,747)
  Proceeds from Exercise of Warrants                              19,498                       9,216
  Dividend on Preferred Stock                                    (20,680)                    (20,680)
  Proceeds from Exercise of Stock Options                         12,500                      12,500
  Proceeds from Notes Payable - Bank                             675,000                     225,000
  Proceeds from Notes Payable - Shareholder                    1,000,000                        --

                                                               ---------                    --------


Net Cash Provided by Financing Activities                      1,662,318                     150,289
                                                               ---------                    --------


Net Increase (Decrease) in Cash                                  335,411                    (681,388)

Cash - Beginning of Periods                                       54,474                     842,857
                                                               ---------                    --------

Cash - End of Periods                                        $   389,885                 $   161,519
                                                              =============               ==========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                  $    24,713                 $     9,547
   Income Taxes                                                     --                    ----------

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

                                        7

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of May 31, 1996 and the Consolidated Statements of Operations for the three and six-month periods ended May 31, 1996 and May 31, 1994, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

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

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       News Communications, Inc. publishes various weekly community newspapers and related argeted audience publications.

The Company publishes the Dan's Papers, and  he Montauk Pioneer,
Our Town,
the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and six months ended May 31, 1996 and May 31, 1995 is unaudited.




                                                Three Months Ended May 31,          Six Months Ended May 31
                                                1996               1995 (3)         1996            1995 (3)
                                                                           Unaudited

Net Revenues:
 Queens Tribune                              $1,001,923          $ 830,624      $1,691,475       $1,499,493
 Dan's Papers                                   821,218            679,817        1,098,354         913,884
 Manhattan Spirit                               427,107            468,906         800,513          838,341
 Our Town                                       370,532            400,965         708,782          787,480
 The Bronx Press/Riverdale Review               250,911            247,912         466,280          474,079
 Nassau Newspapers                              720,429            664,887       1,356,562        1,249,459
 The Hill                                       414,625            439,130         691,743          616,611
 Manhattan File                                 454,160            359,197         788,303          675,918

 Brooklyn Skyline                               323,462            247,727         595,883          451,196
 Westside Publications                          244,372            293,339         462,304          495,153
                                               --------          ---------      ----------       ----------

Total Net Revenues                          $ 5,028,739        $ 4,632,504     $ 8,660,199      $ 8,001,614
                                             ===========        ==========      ==========       ==========


Income (Loss) Publications Before Goodwill:
 Queens Tribune                             $    242,946       $   180,518        272,793           293,843
 Dan's Papers                                    223,505           189,173        123,791           114,970
 Manhattan Spirit                                 24,172            37,582         25,880            20,523
 Our Town                                         38,950            46,847         50,111            80,092
 The Bronx Press/Riverdale Review                 34,456            (2,900)        11,251           (14,921)
 Nassau Newspapers                                32,458           (84,627)      (112,711)         (185,131)
 The Hill                                        (88,435)          (69,068)      (307,233)         (340,108)
 Manhattan File                                  (54,211)          (92,620)      (218,602)         (244,931)
 Brooklyn Skyline                                (12,874)          (31,805)       (54,119)          (84,726)
 Westside Publications                             9,399            16,473        (25,911)           18,314
                                              ----------        ----------      ---------           -------

Income (Loss) - Publications                $    450,366        $  189,573    $  (234,750)       $ (342,075)
                                             ===========         =========     ==========         =========

Income (Loss) Publications After Goodwill (1):
 Queens Tribune                              $   216,229        $  153,801        219,359           240,409
 Dan's Papers                                    210,830           176,498         98,441            89,620
 Manhattan Spirit                                 24,172            37,582         25,880            20,523
 Our Town                                         25,489            33,386         23,189            53,170
 The Bronx Press/Riverdale Review                 30,894            (6,462)         4,127           (22,045)
 Nassau Newspapers                                23,997           (92,376)      (129,633)         (200,629)
 The Hill                                        (88,435)          (69,068)      (307,233)         (340,108)
 Manhattan File                                  (55,011)          (92,620)      (220,202)         (244,931)
 Brooklyn Skyline                                (14,404)          (33,199)       (57,179)          (87,514)
 Westside Publications                             5,325            13,212        (34,059)           11,792
                                              ----------         ---------       --------        ----------
Income (Loss)-Publications                  $    379,086       $   120,754     $ (377,310)      $  (479,713)
                                              ==========         =========      =========        ==========




Parent Company Expenses:
 Personnel, Rent, General and Administrative    407,983            398,594         740,407          699,537
 Interest (2)                                    20,727            (23,542)         40,318          (25,104)
                                              ---------          ---------      ----------      -----------
 Total Parent Company Expenses                  428,710            375,052         780,725          674,433
                                              ---------          ---------      ----------      -----------

Net Income (Loss)                           $   (49,624)      $   (254,298)    $(1,158,035)    $ (1,154,146)
                                              =========        ===========      ==========      ===========



(1)  Reflects expense for amortization of goodwill by publication as follows:
                           Three Months Ended May 31,
                            Six Months Ended May 31,
                                 1996 1995 1996


                                                          1995
Queens Tribune                                 $26,717           $26,717         $53,434         $   53,434
Dan's Papers                                    12,675            12,675          25,350             25,350
Our Town                                        13,461            13,461          26,922
                                                26,922
The Bronx Press Review                           3,562             3,562           7,124              7,124
Nassau Newspapers                                8,461             7,749          16,922             15,498
Brooklyn Skyline                                 1,530             1,394           3,060              2,788
Manhattan File                                     800               --            1,600
                                                   --
Westside Publications                            4,074             3,261           8,148              6,522
                                                ------            ------         -------           --------

                                             $  71,280        $   68,819      $  142,560
                                              ========          ========       =========
                                             $ 137,638
                                              ========


(2) Net of interest income of $23,542 for the three months ended May 31, 1995 and $31,579 for the six months ended May 31, 1995.

(3) The results of operations for 1995 have been restated to reflect additional expenses and loss.


Results of Operations:
The following discussion compares results of operations for the three months ended and six months ended May 31, 1996 and May 31, 1995.

Three Months Ended May 31, 1996 and May 31, 1995

Net Revenues:

Total revenues from existing publications were up almost 9%. The Queens Tribune had an increase (21%) due to expansion with the "Bayside Trib at Home" and the shifting of its anniversary issue to the second quarter. The ddition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (8%). Dan's Papers has continued to expand its geographic base further west in the Long Island posh resort area, the Hamptons, as well as positioning itself as the advertising standard on Long Island's east end, increasing its revenues (21%). There were decreases in revenues at the Manhattan Spirit (9%), Our Town (8%)and Westside (17%), attributed in part to a change in sales management. The Hill had a decrease (6%) in revenue as a result of frequent periods when Congress was not in session during the quarter due to a presidential election year. Manhattan File had an increase (26%) in revenue as a result of an improved sales effort. Brooklyn Skyline had an increase (31%) due to its expansion into a fifth zone and an ongoing increased sales effort.

Income (Loss) - Publications:

     Net Income from publications increased dramatically as the Company has started to feel the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis In addition, the Company has ongoing negotiations with printers to take advantage of decreasing newsprint prices. Although the Company wa paying substantially more for newsprint/printing during this period as compared to the previous year, during the third quarter printing prices are expected to be lower than the prior year. The increases in income for the Queens Tribune (34%) and Dan's Papers (18%), are attributed to their increased revenues and budget cuts. The Bronx Press Review had a profit compared to a loss last year as a result of the its budget cuts. The increase in sales for Nassau Newspapers combined with budget cuts resulted in a profit this year as compared to a loss last year. The Manhattan Spirit, Our Town and Westside had decreases in income as a result of decreased revenues. The Hill had an increased loss as a result of lower revenues. As a result of budget cuts and incresed revenues, Manhattan File decreased its loss as compared to last year.

The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:

The increase in parent company expenses was primarily a result of increased interest expense.

Six Months Ended May 31, 1996 and May 31, 1995

Net Revenues:

Total revenues from existing  publications  were up over 8%. The Queens
Tribune had an increase (13%) due to expansion with the "Bayside Trib at Home". The addition of Long Island Lifestyles, a four col r lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (9%). Dan's Papers has continued to expand its geographic base further west in the Long Island posh resort area, the Hamptons, as well as positioning itself as the advertising standard on Long Island's east end, increasing its revenues (20%). There were decreases in revenues at the Manhattan Spirit (5%), Our Town (10%) and Westside (7%), attributed in part to a change in sales management. The Hill had a increase (12%) in revenue as a result of the capture of increased market share. Manhattan File had an increase (17%) in revenue as a result of an improved sales effort. Brooklyn Skyline had an increase (32%) due to its expansion into a fifth zone and an ongoing increased sales effort.

Income (Loss) - Publications:

As the Company starts to feel the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis the Company has been able to decrease its loss for the six months. In addition, the Company has ongoing negotiations with printers to take advantage of decreasing newsprint prices. Although the Company was paying substantially more for newsprint/printing during this period as compared to the previous year, during the third quarter printing prices are expected to be lower than the prior year. The decrease in income for the Queens Tribune (7%) was due to start-up costs during the first quarter associated with its Bayside Trib at Home expansion. The Bronx Press Review had a profit compared to a loss last year as a result of the its budget cuts. The increase in sales for Nassau Newspapers combined with budget cuts resulted in a smaller loss than last year. The increased sales for Brooklyn Skyline resulted in a smaller loss than last year. Our Town had decreased (37%) income as a result of decreased revenues. The increase in income for Dan's Papers (8%), is attributed to increased revenues and budget cuts.

The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:

The increase in parent company expenses was primarily a result of increased interest expense.

Liquidity and Capital Resources:

At May 31, 1996, the Company had an excess of current assets over current liabilities in the amount of approximately $2,460,000. During the quarter ended May 31, 1996, the Company obtained $175,000 additional bank loans whose payment to the bank has been guaranteed by the Chairman of the Boar . In May 1996 the Company obtained a $1,000,000 two-year loan, from its largest shareholder, to be used primarily for working capital needs resulting from seasonal fluctuations in cashflow.

Although there can be no assurance, management believes that the Company's operations will gene ate positive cash flow for the fiscal year ending November 30, 1996 and has sufficient funds to meet its needs.

Part II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

          A.   Exhibits
               27 - Financial Data Schedule

          B.   Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NEWS COMMUNICATIONS, INC.
                                  (Regis rant)








Date: July 15, 1996                    By: /s/ Michael Schenkler
                                           ----------------------------
                                           Michael Schenkler, President




Date: July 15, 1996                   By: /s/ Robert Berkowitz
                                          ----------------------------
                                          Robert Berkowitz, Controller