Form 10-Q/A
period 1995-02-28
NEWS COMMUNICATIONS INC
filed 1996-08-19
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                   AMENDMENT 2
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 28, 1995

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to

                       Commission File Number 0-18299
                            NEWS COMMUNICATIONS, INC.
                       ------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       13-3346991
- -------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

           174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 357-3380
                                 --------------
                           (Issuer's telephone number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes |X|  No |__|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |__|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of April 15, 1995: 7,773,376 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE
   PART I.      Financial Information

   Item 1.      Financial Statements

                Unaudited Consolidated Balance Sheet
                at February 28, 1995....................................  3

                Unaudited  Consolidated  Statements of
                Operations for the three months ended
                February 28, 1995 and February 28, 1994.................  5

                Unaudited  Consolidated  Statements of
                Cash Flows for the three months ended
                February 28, 1995 and February 28, 1994.................  6

                Notes to Consolidated Financial Statements..............  8

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation....................................  9

  PART II.      Other Information....................................... 13
                Item 6. Exhibits and Reports on Form 8-K

Signatures.............................................................. 14

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1995
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                            $  844,198
  Marketable Securities                                    52,027
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $964,620]                      3,764,524
  Due From Related Parties                                 92,596
  Other Current Assets                                    169,706
                                                        ---------


  Total Current Assets                                  4,923,051

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $550,931                     688,954
 Goodwill - Net                                         3,838,668
 Other Assets                                             173,818
                                                        ---------

  Total Assets                                         $9,624,491
                                                        =========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1995
                                   (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                                 $  857,816
  Accrued Expenses                                                    480,009
  Accrued Payroll and Payroll Taxes                                   131,281

  Other Current Liabilities                                           121,888

  Total Current Liabilities                                         1,590,994


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                    $    32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                        217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                        200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,920,576 Shares Issued                                      79,206

  Paid-in-Capital Preferred Stock                                    519,873

  Paid-in-Capital Common Stock                                    13,657,406

  (Deficit)                                                       (5,814,708)

   Total                                                          $8,442,226
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                 (408,729)

 Total Stockholders' Equity                                        8,033,497

 Total Liabilities and Stockholders' Equity                      $ 9,624,491
                                                                  ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended February 28,
                                                 1995                 1994
                                                 ----                 ----
                                                        Unaudited

Net Revenues                                  $3,303,900           $2,136,297
                                               ---------            ---------
Expenses:
 Direct Mechanical Costs                       1,276,564              674,936
 Salaries, Benefits and
    Outside Labor Costs                        2,178,223            1,225,769
 Rent, Occupancy & Utilities                     190,708              104,235
 Provisions for Doubtful Accounts                 36,000               31,000
 General and Administrative                      523,815              380,894
                                               ---------            ---------
 Total Expenses                                4,205,310            2,416,834
                                               ---------            ---------
Operating Income (Loss) Before Interest
 Expense and Interest Income                    (901,410)            (280,537)

Interest Expense                                  (6,475)              (6,875)

Interest Income                                    8,037               13,526
                                               ---------            ----------
Net Income (Loss)                             $ (899,848)          $ (273,886)
                                               =========            =========
Net Income (Loss) Per Share                        $(.12)
  $(.04)

Weighted Average Shares

Outstanding                                    7,768,776            7,353,942
                                               =========            =========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Three Months Ended February 28,
                                                 1995               1994
                                                 ----               ----
                                                        Unaudited
Operating Activities:
  Net (Loss)                                   $ (899,848)      $  (273,886)
                                                ---------        ----------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                  126,372            70,765

   Provision for Losses on Accounts
    Receivable                                     36,000            31,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
        Receivable                                (37,388)          (63,475)
   (Increase) Decrease in Other Current
    Assets                                         (7,503)         (123,054)
   (Increase) in Due from Related Parties         (12,475)             ----
    Decrease (Increase) in Other Assets            12,849            (5,995)

   (Increase) Decrease in Goodwill                 (5,225)          (19,732)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                          (72,256)          (29,649)

    Increase (Decrease) in Payroll Taxes Payable      414           (11,768)

    Increase (Decrease) in Other Current
          Liabilities                             115,448           (55,261)

                                                  -------           -------
   Total Adjustments                             (156,236)         (207,169)
                                                  -------           -------
  Net (Deficit) - Operating Activities -         (743,612)         (481,055)
         Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three Months Ended February 28,
                                                   1995                1994
                                                   ----                ----
                                                          Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                    (743,612)          (481,055)
                                                  =======            =======

Investing Activities:
 Purchase of the Nassau Newspapers                    --            (313,000)
 Sale of Marketable Securities                    872,607                 --
 Capital Expenditures                             (50,783)            (7,039)
                                                  -------            --------
Net Cash Provided (Used) by Investing
       Activities                                 821,824           (320,039)
                                                  -------            -------
Financing Activities:
  Principal Payments Long-Term Debt               (75,747)          (220,250)
  Proceeds from Exercise of Warrants                9,216          2,026,435
  Dividend on Preferred Stock                     (10,340)           (10,340)
  Proceeds from Exercise of Stock Options            --                1,000
                                                  -------          ---------
Net Cash (Used) Provided by Financing
       Activities                                 (76,871)         1,796,845
                                                  -------          ---------
Net Increase (Decrease) in Cash                     1,341            995,751

Cash - Beginning of Periods                       842,857          2,832,858
                                                 --------          ---------
Cash - End of Periods                          $  844,198        $ 3,828,609
                                                =========         ==========

Supplemental Disclosures of Cash Flow
       Information:
  Cash paid during the period for:
   Interest                                    $    9,547        $    44,927
   Income Taxes                                        --                 --


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

C. The results of operations for 1995 and 1994 have been restated to reflect additional expenses and loss.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

       The Company publishes the Dan's Papers, and (the Montauk Pioneer), Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider (Wests de Publications), the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August
1994; Manhattan File - August 1994; The Hill September 1994; Westside Publications - September 1994. The information for the three months ended February 28, 1995 and February 28, 1994 is unaudited.

                                              Three Months Ended February 28,
                                              -------------------------------
                                                1995 (3)              1994 (3)
                                                ----                  ----
                                                         Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                              $  668,868           $  614,148
 Dan's Papers                                   234,067              186,367
 Manhattan Spirit                               369,436              345,368
 Our Town                                       386,515              372,545
 The Bronx Press Review                         226,167              203,209
 Nassau Newspapers                              519,361              414,660
                                              ---------            ---------
Total Net Revenues - Existing
       Publications                           2,404,414            2,136,297
                                              ---------            ---------
Acquisitions and Start-ups:
 The Hill                                       177,482                  --
 Manhattan File                                 316,721                  --
 Brooklyn Skyline                               203,469                  --
 Westside Publications                          201,814                  --
                                              ---------           ----------
Total Net Revenues Acquisitions and Start-ups   899,486                  --
                                              ---------           ----------
Total Net Revenues                          $ 3,303,900          $ 2,136,297
                                             ==========           ==========

Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                             $   113,325          $    78,866
 Dan's Papers                                   (74,203)             (78,836)
 Manhattan Spirit                               (17,059)               2,203
 Our Town                                        33,245               59,139
 The Bronx Press Review                         (12,021)               1,676
 Nassau Newspapers                             (100,504)             (50,872)
                                              ---------           ----------
Income - Existing Publications                  (57,217)              12,176
                                              ---------           ----------
Acquisitions and Start-ups:
 The Hill                                      (271,040)                 --
 Manhattan File                                (152,311)                 --
 Brooklyn Skyline                               (52,921)                 --
 Westside Publications                            1,841                  --
                                             ----------           ----------
Income (Loss) Acquisitions and Start-ups       (474,431)                 --
                                             ----------           ----------
Income (Loss) - Publications                $  (531,648)         $    12,176
                                             ==========           ==========

Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                             $    86,608          $    52,149
 Dan's Papers                                   (86,878)             (91,511)
 Manhattan Spirit                               (17,059)               2,203
 Our Town                                        19,784               45,678
 The Bronx Press Review                         (15,583)                (824)
 Nassau Newspapers                             (108,253)             (58,372)
                                              ---------           ----------
Income - Existing Publications                 (121,381)             (50,677)
                                              ---------           ----------

Acquisitions and Start-ups:
 The Hill                                      (271,040)                 --
 Manhattan File                                (152,311)                 --
 Brooklyn Skyline                               (54,315)                 --
 Westside Publications                           (1,420)                 --
                                              ---------           ----------
Income (Loss) Acquisitions and Start-ups       (479,086)                 --
                                              ---------           ----------
Income (Loss)-Publications                  $  (600,467)         $   (50,677)
                                             ==========           ===========
Parent Company Expenses:
 Personnel, Rent, General and Administrative    300,943
                                                229,860
 Interest (2)                                    (1,562)              (6,651)
                                             ----------           ----------
 Total Parent Company Expenses                  299,381              223,209
                                             ----------           ----------
Net Income (Loss)                           $  (899,848)         $  (273,886)
                                             ==========           ==========

(1)  Reflects expense for amortization of goodwill by publication as follows:
                                            Three Months Ended February 28,
                                                1995                  1994
                                                ----                  ----
Queens Tribune                              $    26,717          $   26,717

Dan's Papers                                     12,675              12,675

Our Town                                         13,461              13,461

The Bronx Press Review                            3,562               2,500

Nassau Newspapers                                 7,749               7,500


Brooklyn Skyline                                  1,394                  --

Westside Publications                             3,261                  --

                                            $    68,819           $  62,853
                                                 ======              ======

(2) Net of interest income of $8,037 and $13,526 for the three months ended February 28, 1995 and 1994 respectively.

(3) The results of operations for 1995 and 1994 have been restated to reflect additional expenses and loss.

Results of Operations:
The following discussion compares results of operations for the three months ended February 28, 1995 and February 28, 1994.

Three Months Ended February 28, 1995 and February 28, 1994

Net Revenues:
         Total revenues from existing publications were up over 15%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (41%). Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (26%). Moderate increases in revenues by the other existing publications and the additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $3,380,000, an increase of 58%.

Income (Loss) - Publications:
         The increase in in income for the Queens Tribune (44%) is attributed to more effective management. Dan's Papers had a decrease in its loss (6%) as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a slight loss compared to a small profit last year as a result of an increase in sales related expenses incurred in order to increase future revenues. Start-up costs related to the addition of Long Island Lifestyles resulted in an increased loss for Nassau Newspapers. The Manhattan Spirit had a loss compared to a small profit last year and Our Town had a increase in income as a result of increased printing costs. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to increase profits .

Parent Company Expenses:
      The increase in parent company expenses (34%) was primarily a result of increased personnel costs required for the continuing corporate growth and expansion.

Liquidity and Capital Resources:
      At February 28, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,332,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review.

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

                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)




Date: August 8, 1996                          By:  /s/ Michael Schenkler
                                                   ---------------------
                                                   Michael Schenkler, President




Date: August 8, 1996                          By:  /s/ Robert Berkowitz
                                                   --------------------
                                                   Robert Berkowitz, Controller