Form 10-Q/A
period 1995-05-31
NEWS COMMUNICATIONS INC
filed 1996-08-19
CIK 794487

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
                           -------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes |X|  No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                  Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 13, 1995: 7,783,376 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                     PAGE
    PART I.    Financial Information


    Item 1.    Financial Statements

               Unaudited Consolidated Balance Sheet
               at May 31, 1995......................................   3

               Unaudited Consolidated Statements of
               Operations for the three and six months
               ended May 31, 1995 and May 31, 1994..................   5


               Unaudited Consolidated Statements of Cash
               Flows for the three and six months ended
               May 31, 1995 and May 31, 1994........................   6

               Notes to Consolidated Financial Statements...........   8

   Item 2.     Management's Discussion and Analysis
               or Plan of Operation.................................   9

 PART II.      Other Information....................................  14
               Item 6. Exhibits and Reports on Form 8-K

Signatures..........................................................  15

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1995
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                           $   161,519
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $990,828]                      4,440,715
  Due From Related Parties                                 86,414
  Other Current Assets                                    125,132
                                                        ---------


  Total Current Assets                                  4,813,780

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $600,799                     674,944
 Goodwill - Net                                         3,767,849
 Other Assets                                             181,348
                                                        ---------

  Total Assets                                       $  9,437,921
                                                      ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1995
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                            $  520,512
  Accrued Expenses                                               466,209
  Accrued Payroll and Payroll Taxes                              331,423

  Notes Payable - Bank                                           225,000
  Other Current Liabilities                                      113,419

  Total Current Liabilities                                    1,656,563

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                $    32

 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                    217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                    200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,930,576 Shares Issued                                  79,306

  Paid-in-Capital Preferred Stock                                519,873

  Paid-in-Capital Common Stock                                13,670,123

  (Deficit)                                                   (6,079,664)
                                                               ---------
   Total                                                     $ 8,190,087
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                             (408,729)
                                                               ---------
 Total Stockholders' Equity                                    7,781,358
                                                               ---------
 Total Liabilities and Stockholders' Equity                  $ 9,437,921
                                                              ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended May 31,          Six Months Ended May 31,
                                               --------------------------          -----------------------
                                                 1995             1994                1995            1994
                                                 ----             ----                ----            ----
                                                                          Unaudited
Net Revenues                                  $4,551,179        $3,121,401         $7,855,078      $5,257,697
                                               ---------        ----------          ---------       ---------


Expenses:
 Direct Mechanical Costs                       1,604,763           946,069          2,766,767       1,669,338
 Salaries, Benefits and

    Outside Labor Costs                        2,383,379         1,405,424          4,561,602       2,631,193
 Rent, Occupancy & Utilities                     196,954           122,567            387,662         226,802

 Provisions for Doubtful Accounts                 36,000            56,000             72,000          89,000

 General and Administrative                      607,923           369,702          1,246,297         700,262
                                               ---------       -----------          ---------       ---------
 Total Expenses                                4,829,019         2,899,762          9,034,328       5,316,595
                                               ---------       -----------          ---------       ---------
Operating Income (Loss) Before Interest
 Expense and Interest Income                    (277,840)          221,639         (1,179,250)        (58,898)

Interest Expense                                     --             (6,875)            (6,475)        (13,750)

Interest Income                                   23,542            19,113             31,579          32,639
                                               ---------        ----------        -----------       ---------
Net Income (Loss)                             $ (254,298)       $  233,877       $ (1,154,146)     $  (40,009)
                                               =========         =========        ===========       =========
Net Income (Loss) Per Share                       $ (.03)            $ .03              $(.15)         $( .01)
                                               =========         =========        ===========       =========
Weighted Average Shares
Outstanding                                    7,776,709         7,624,586          7,772,742       7,379,113
                                               =========         =========          =========       =========


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended May 31,
                                                     1995               1994
                                                     ----               ----
                                                            Unaudited
Operating Activities:
  Net Income (Loss)                             $ (1,154,146)       $  (40,009)
                                                 -----------         ---------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                     252,636           172,293
   Provision for Losses on Accounts
    Receivable                                        72,000            89,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                      (749,579)         (488,509)
   (Increase) Decrease in Other Current
    Assets                                            37,071          (221,120)
   (Increase) in Due from Related Parties            ( 6,294)              --
    Decrease (Increase) in Other Assets               (1 051)           (3,403)
   (Increase) Decrease in Goodwill                    (4,074)              --
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                            (423,278)          (59,683)

    Increase (Decrease) in Payroll Taxes Payable     200,557           (78,462)
    Increase (Decrease) in Other Current Liabilities 106,980             5,315
                                                     -------           -------
   Total Adjustments                                (515,032)         (584,569)
                                                     -------          --------
  Net (Deficit) - Operating Activities -          (1,669,178)         (624,578)
   Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended May 31,
                                                    1995                1994
                                                    ----                ----
                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                     (1,669,178)        (624,578)
                                                   =========         ========
Investing Activities:
 Purchase of the Nassau Newspapers                       --          (313,000)
 Purchase of Bronx Press Review                          --           (17,551)
 Sale of Marketable Securities                       924,633              --
 Capital Expenditures                                (87,082)          (7,039)
                                                    --------          -------
Net Cash Provided (Used) by Investing Activities     837,551         (337,590)
                                                    --------          -------
Financing Activities:
  Principal Payments Long-Term Debt                  (75,747)        (470,250)
  Proceeds from Exercise of Warrants                   9,216        2,039,385
  Dividend on Preferred Stock                        (20,680)         (20,680)
  Proceeds from Exercise of Stock Options             12,500            1,000
  Proceeds from Notes Payable - Bank                 225,000              --
                                                    --------        ---------
Net Cash Provided by Financing Activities            150,289        1,549,455
                                                    --------        ---------
Net Increase (Decrease) in Cash                     (681,338)         587,287

Cash - Beginning of Periods                          842,857        2,832,858
                                                    --------        ---------
Cash - End of Periods                             $  161,519      $ 3,420,145
                                                   =========       ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                       $    9,547      $     1,747
   Income Taxes                                          --               --

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

      The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville CentreOceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and six months ended May 31, 1995 and May 31, 1994 is unaudited.

                                                Three Months Ended May 31,       Six Months Ended May 31
                                                1995 (3)         1994 (3)        1995 (3)         1994 (3)
                                                                         Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                              $  830,624        $ 708,500      $1,499,493       $1,322,648
 Dan's Papers                                   679,817          594,123         913,884          780,489
 Manhattan Spirit                               468,906          525,409         838,341          870,777
 Our Town                                       400,965          420,278         787,480          792,822
 The Bronx Press Review                         247,912          316,092         474,079          519,302
 Nassau Newspapers                              583,562          556,999       1,102,923          971,659
                                              ---------        ---------       ---------        ---------
Total Net Revenues - Existing Publications    3,211,786        3,121,401       5,616,200        5,257,697
                                              ---------        ---------       ---------        ---------
Acquisitions and Start-ups:
 The Hill                                       439,130              --          616,611              --
 Manhattan File                                 359,197              --          675,918              --
 Brooklyn Skyline                               247,727              --          451,196              --
 Westside Publications                          293,339              --          495,153              --
                                              ---------        ---------       ---------         --------
Total Net Revenues Acquisitions and
     Start-ups                                1,339,393              --         2,238,878             --
                                              ---------        ----------      ----------       ----------
Total Net Revenues                          $ 4,551,179       $ 3,121,401     $ 7,855,078      $ 5,257,697
                                             ==========        ==========      ==========       ==========

Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                             $   180,518       $   241,859         293,843          320,725
 Dan's Papers                                   189,173           158,199         114,970           79,393
 Manhattan Spirit                                37,582            34,975          20,523           37,178
 Our Town                                        46,847            78,128          80,092          137,267
 The Bronx Press Review                          (2,900)           50,108         (14,921)          51,784
 Nassau Newspapers                              (84,627)           17,103        (185,131)         (33,769)
                                             ----------        ----------      ----------        ---------
Income - Existing Publications                  366,593           580,372         309,376          592,578
                                             ----------        ----------      ----------        ---------
Acquisitions and Start-ups:
 The Hill                                       (69,068)              --         (340,108)             --
 Manhattan File                                 (92,620)              --         (244,931)             --
 Brooklyn Skyline                               (31,805)              --          (84,726)             --
 Westside Publications                           16,473               --           18,314              --
                                             ----------        ----------      -----------       ---------
Income (Loss) Acquisitions and Start-ups       (177,020)              --         (651,451)             --
                                             ----------        ----------      -----------       ---------
Income (Loss) - Publications                $   189,573       $   580,372     $  (342,075)      $  592,578
                                             ==========        ==========      ===========       =========

Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                             $   153,801       $   215,142         240,409          267,291
 Dan's Papers                                   176,498           145,524          89,620           54,043
 Manhattan Spirit                                37,582            34,975          20,523           37,178
 Our Town                                        33,386            64,667          53,170          110,345
 The Bronx Press Review                          (6,462)           47,608         (22,045)          46,784
 Nassau Newspapers                              (92,376)            9,603        (200,629)         (48,769)
                                             ----------         ---------      ----------        ---------
Income - Existing Publications                  302,429           517,519         181,048          466,872
                                             ----------         ---------      ----------        ---------


Acquisitions and Start-ups:
 The Hill                                       (69,068)              --        (340,108)              --
 Manhattan File                                 (92,620)              --        (244,931)              --
 Brooklyn Skyline                               (33,199)              --         (87,514)              --
 Westside Publications                           13,212               --          11,792               --
                                              ---------         ---------      ----------       ----------
Income (Loss) Acquisitions and Start-ups       (181,675)           --           (660,761)              --
                                              ---------         ---------      ----------       ----------
Income (Loss)-Publications                  $   120,754       $   517,519     $ (479,713)      $   466,872
                                             ==========         ============   =========        ==========
Parent Company Expenses:
 Personnel, Rent, General and
       Administrative                           398,594           295,880        699,537           525,770
 Interest (2)                                   (23,542)          (12,238)       (25,104)          (18,889)
                                             ----------         ---------      ---------        ----------
 Total Parent Company Expenses                  375,052           283,642        674,433           506,881
                                             ----------         ---------      -----------      ----------

Net Income (Loss)                           $  (254,298)      $   233,877    $(1,154,146)      $   (40,009)
                                             ==========        ==========     ==========        ==========

(1)  Reflects expense for amortization of goodwill by publication as follows:
                                                Three Months Ended May 31,      Six Months Ended May 31,
                                                  1995              1994           1995            1994
                                                  ----              ----           ----            ----
Queens Tribune                                 $ 26,717          $ 26,717       $ 53,434         $ 53,434
Dan's Papers                                     12,675            12,675         25,350           25,350
Our Town                                         13,461            13,461         26,922           26,922
The Bronx Press Review                            3,562             2,500          7,124            5,000
Nassau Newspapers                                 7,749             7,500         15,498           15,000
Brooklyn Skyline                                  1,394               --           2,788              --
Westside Publications                             3,261               --           6,522              --
                                                 ------           -------         ------          -------

                                               $ 68,819          $ 62,853       $137,638         $125,706
                                                =======           =======        =======          =======

2) Net of interest income of $23,542 and $19,113 for the three months ended May 31, 1995 and 1994 respectively and $31,579 and $$32,639 for the six months ended May 31, 1995 and 1994 respectively.

(3) The results of operations for 1995 and 1994 have been restated to reflect additional expenses and loss.

Results of Operations:
The following discussion compares results of operations for the three months ended and six months ended May 31, 1995 and May 31, 1994.

Three Months Ended May 31, 1995 and May 31, 1994

Net Revenues:
         Total revenues from existing publications were up over 5%. The Queens Tribune had an increase (17%) due to an increase in non-advertising revenues and an ongoing increased sales effort. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspape s publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (19%). Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (14%). There were decreases in revenues at the Manhattan Spirit (10%) and Our Town (5%), attributed in part to a change in sales management. The Bronx Press Review revenues were even after adjusting for the sale of its building last year. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to more than $4,600,000, an increase of 48%.

Income (Loss) - Publications:
        The decrease in income for the Queens Tribune is attributed primarily to expansion with a new door-to-door edition in the affluent Bayside area of Queens. Dan's Papers had an increase (20%) as a result of the increase in revenues and tighter inancial controls. The Bronx Press Review had a small loss as compared to a profit last year as a result of the gain on the sale of its building last year. The increase in sales for Nassau Newspapers was offset by start-up costs related to its expansion with Long Island Lifestyles and increased printing costs, resulting in a loss as compared to a profit last year. Our Town had a decrease in income as a result of lower sales and increased printing costs. The Manhattan Spirit was able to maintain last years profit levels. As newsprint prices continue to increase, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to mitigate the effect on profits The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
      The increase in parent company expenses (32%) was primarily a result of increased rent and personnel costs required for the con inuing corporate growth and expansion.

Six Months Ended May 31, 1995 and May 31, 1994

Net Revenues:
         Total revenues from existing publications were up over 9%. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers (29%). The Queens Tribune as expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods.

Dan's Papers has continued to expand its geographic base to the north fork of Long Island and further west in the Hamptons, increasing its revenues (17%). The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to over $8,000,000, an increase of 52%.

Income (Loss) - Publications:
         Dan's Papers had an increase (45%) in income as a result of the increase in revenues and tighter financial controls. The decrease in income for the Queens Tribune is attributed primarily to expansion with a new door-to-door edition in the affluent Bayside area of Queens. The Bronx Press Review had a slight loss compared to a profit last year as a result of the sale of its building last year. The increase in sales for Nassau Newspapers was offset by start-up costs related to its expansion with Long Island Lifestyles and increased printing costs, resulting in an increased loss. Our Town and Manhattan Spirit had decreases in income primarily as a result of lower sales and increased printing costs. The Company is continuing to focus on increasing sales and controlling costs. As newsprint prices have increased, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to mitigate the effect on profits .

Parent Company Expenses:
      The increase in parent company expenses (33%) was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.

Liquidity and Capital Resources:

At May 31, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,157,000. In January 1995, $85,000 was used to pay notes and accrued interest incurred with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a $500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.

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


                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: August 9, 1996                     By: /s/ Michael Schenkler
                                             ----------------------------
                                             Michael Schenkler, President



Date: August 9, 1996                     By: /s/ Robert Berkowitz
                                             ----------------------------
                                             Robert Berkowitz, Controller