Form 10-Q/A
period 1995-08-31
NEWS COMMUNICATIONS INC
filed 1996-08-19
CIK 794487

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

                                 (718) 357-3380
                           ---------------------------
                           (Issuer's telephone number)


                 ----------------------------------------------
                 (Former name, former address and former fiscal
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes |X|  No|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                  Yes |_|  No|_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 13, 1995: 7,793,426 shares $ .01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         PAGE
     PART I.    Financial Information


     Item 1.    Financial Statements

                Unaudited Consolidated Balance Sheet
                at August 31, 1995......................................   3

                Unaudited Consolidated Statements of
                Operations for the three and nine months
                ended August 31, 1995 and August 31, 1994...............   5


                Unaudited Consolidated Statements of Cash
                Flows for nine months ended
                August 31, 1995 and August 31, 1994.....................   6

                Notes to Consolidated Financial Statements..............   8

     Item 2.    Management's Discussion and Analysis
                or Plan of Operation....................................   9

    PART II.    Other Information.......................................  14
                Item 6. Exhibits and Reports on Form 8-K

Signatures..............................................................  15

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                               $    32,586
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,068,307]                        4,980,544
  Due From Related Parties                                     76,266
  Other Current Assets                                        374,975
                                                            ---------

Total Current Assets                                        5,464,371

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $644,844                         663,831
 Goodwill - Net                                             3,699,030
 Other Assets                                                 169,884
                                                            ---------

  Total Assets                                            $ 9,997,116
                                                            =========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1995
                                   (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                                $  457,407
  Accrued Expenses                                                    697,509
  Accrued Payroll and Payroll Taxes                                   357,252

  Notes Payable - Bank                                                480,000
  Other Current Liabilities                                           154,956
                                                                    ---------
  Total Current Liabilities                                         2,147,124

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                  $       32

 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                         217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                         200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,934,376 Shares Issued                                       79,344

  Paid-in-Capital Preferred Stock                                     519,873

  Paid-in-Capital Common Stock                                     13,677,385

  (Deficit)                                                        (6,018,330)
                                                                    ---------
   Total                                                           $8,258,721
   Less: Treasury Stock [151,000 Shares]-
           At Cost                                                   (408,729)
                                                                    ---------
 Total Stockholders' Equity                                         7,849,992
                                                                  -----------
 Total Liabilities and Stockholders' Equity                       $ 9,997,116
                                                                   ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended August 31,       Nine Months Ended August 31,
                                                -----------------------------       ----------------------------
                                                    1995              1994                1995             1994
                                                    ----              ----                ----             ----
                                                                           Unaudited
Net Revenues                                     $5,397,654        $3,928,040         $13,252,732      $9,185,739
                                                  ---------         ---------          ----------       ---------
Expenses:
 Direct Mechanical Costs                          1,942,749         1,344,106          4,824,076        3,013,444
 Salaries, Benefits and
    Outside Labor Costs                           2,529,690         1,547,640          7,091,294        4,178,834
 Rent, Occupancy & Utilities                        232,017           140,408            619,679          367,210
 Provisions for Doubtful Accounts                    87,000            84,000            159,000          173,000
 General and Administrative                         527,734           354,359          1,659,468        1,011,701
                                                  ---------         ---------          ---------        ---------
 Total Expenses                                   5,319,190         3,470,513         14,353,517        8,744,189
                                                  ---------         ---------         ----------        ---------
Operating Income (Loss) Before Interest
 Expense and Interest Income                         78,464           457,527         (1,100,785)         441,550

Interest Expense                                     (6,803)          (13,339)           (13,278)         (69,829)

Interest Income                                          13             3,802             31,591           36,441
                                                  ---------          --------          ---------         --------
Net Income (Loss)                                $   71,674        $  447,990       $ (1,082,472)      $  408,162
                                                  =========         =========        ===========        =========
Net Income (Loss) Per Share                           $ .01             $ .06              $(.14)           $ .06
                                                  =========         =========        ===========        =========
Weighted Average Shares
Outstanding                                       7,783,376         7,632,549          7,776,286        7,434,227
                                                  =========         =========        ===========        =========


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended August 31,
                                                           1995                   1994
                                                           ----                   ----
                                                                    Unaudited
Operating Activities:
  Net Income (Loss)                                      $ (1,082,472)        $  408,162
                                                          -----------          ---------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                              373,077            257,558
   Provision for Losses on Accounts
    Receivable                                                159,000            173,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                             (1,375,859)        (1,382,553)
   (Increase) Decrease in Other Current
    Assets                                                   (212,772)          (702,988)
   (Increase) Decrease in Due from Related Parties              3,856                --
    Decrease (Increase) in Other Assets                        23,153            (18,063)
   (Increase) Decrease in Goodwill                            (24,033)                --
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                     (255,951)           218,707
    Increase (Decrease) in Payroll Taxes Payable              226,383            (79,409)
    Increase (Decrease) in Other Current Liabilities          148,516            (67,314)
                                                           ----------         ----------
    Total Adjustments                                        (934,630)        (1,601,062)
                                                           ----------         ----------
  Net (Deficit) - Operating Activities -                   (2,017,102)        (1,192,900)
   Forward


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended August 31,
                                                          1995                    1994
                                                          ----                    ----
                                                                    Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                           (2,017,102)           (1,192,900)
                                                         =========             =========
Investing Activities:
 Purchase of the Nassau Newspapers                             --               (313,000)
 Purchase of Brooklyn Skyline                                  --                (25,000)
 Purchase of Bronx Press Review                                --                (17,551)
 Sale of Marketable Securities                             924,633                   --
 Capital Expenditures                                     (120,009)             (136,583)
                                                         ---------             ---------
Net Cash Provided (Used) by Investing Activities           804,624              (492,134)
                                                         ---------             ---------
Financing Activities:
  Principal Payments Long-Term Debt                        (75,747)             (470,250)
  Proceeds from Exercise of Warrants                         9,216             2,055,709
  Dividend on Preferred Stock                              (31,020)              (31,020)
  Proceeds from Notes Payable - Bank                       480,000                   --
  Proceeds from Exercise of Stock Options                   19,758                 1,000
  Payment of Notes Payable                                     --                (81,254)
                                                          --------             ---------
Net Cash Provided by Financing Activities                  402,207             1,474,185
                                                          --------             ---------
Net Increase (Decrease) in Cash                           (810,271)             (210,849)

Cash - Beginning of Periods                                842,857             2,832,858
                                                        ----------             ---------
Cash - End of Periods                                   $   32,586            $2,622,009
                                                         =========             =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                             $    9,547            $   10,754
   Income Taxes                                                --                    --


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

C. The results of operations for 1995 and 1994 been restated to reflect additional expenses and loss.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

     The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Review and Westchester Lifestyles), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre New & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville CentreOceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline - August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and nine months ended August 31, 1995 and August 31, 1994 is unaudited.


                                                     Three Months Ended August 31,     Nine Months Ended August 31,
                                                       1995 (3)         1994 (3)         1995 (3)         1994 (3)
                                                       -----            -----            -----            -----
                                                                               Unaudited
Net Revenues:
Existing Publications:
 Queens Tribune                                     $  820,876        $  884,551       $2,320,369       $2,207,199
 Dan's Papers                                        1,621,268         1,423,318        2,535,152        2,203,808
 Manhattan Spirit                                      387,993           424,938        1,226,334        1,295,716
 Our Town                                              348,883           392,495        1,136,363        1,185,317
 The Bronx Press Review                                257,748           231,309          731,827          750,611
 Nassau Newspapers                                     619,948           559,536        1,722,871        1,531,195
                                                     ---------         ---------        ---------        ---------

Total Net Revenues - Existing Publications           4,056,716         3,916,147        9,672,916        9,173,846
                                                     ---------         ---------        ---------        ---------
Acquisitions and Start-ups:
 The Hill                                              403,379               --         1,019,990              --
 Manhattan File                                        365,629               --         1,041,547              --
 Brooklyn Skyline                                      300,915            11,893          752,111           11,893
 Westside Publications                                 271,015               --           766,168              --
                                                     ---------          --------        ---------        ---------
Total Net Revenues Acquisitions and Start-ups        1,340,938            11,893        3,579,816           11,893
                                                     ---------         ---------       ----------        ---------
Total Net Revenues                                  $5,397,654        $3,928,040      $13,252,732      $ 9,185,739
                                                     =========         =========       ==========       ==========
Income (Loss) Publications Before Goodwill:
Existing Publications:
 Queens Tribune                                     $   81,579        $  169,888          375,422          490,614
 Dan's Papers                                          558,027           575,612          672,997          655,005
 Manhattan Spirit                                      (10,421)           16,693           10,102           53,871
 Our Town                                               11,088            28,964           91,180          166,231
 The Bronx Press Review                                (21,350)            9,657          (36,271)          61,442
 Nassau Newspapers                                     (14,439)           (3,726)        (199,570)         (37,496)
                                                     ---------         ---------       ----------       ----------
Income - Existing Publications                         604,484           797,088          913,860        1,389,667
                                                     ---------         ---------       ----------       ----------
Acquisitions and Start-ups:
 The Hill                                              (67,448)              --          (407,556)            --
 Manhattan File                                        (75,392)              --          (320,323)            --
 Brooklyn Skyline                                      (17,813)             (670)        (102,539)            (670)
 Westside Publications                                  13,237               --            31,551             --
                                                     ---------         ---------        ---------       ----------
Income (Loss) Acquisitions and Start-ups              (147,416)             (670)        (798,867)            (670)
                                                     ---------         ---------        ---------       -------------
Income (Loss) - Publications                        $  457,068        $  796,418      $   114,993       $1,388,997
                                                     =========         =========       ==========        ==========

Income (Loss) Publications After Goodwill (1):
Existing Publications:
 Queens Tribune                                     $   54,862        $  143,171          295,271          410,463
 Dan's Papers                                          545,352           562,937          634,971          616,979
 Manhattan Spirit                                      (10,421)           16,693           10,102           53,871
 Our Town                                               (2,373)           15,503           50,797          125,849
 The Bronx Press Review                                (24,912)            7,157          (46,956)          53,942
 Nassau Newspapers                                     (22,188)          (11,226)        (222,817)         (59,996)
                                                     ---------          --------        ---------        ---------
Income - Existing Publications                         540,320           734,235          721,368        1,201,108
                                                     ---------          ---------       ---------        ---------

Acquisitions and Start-ups:
 The Hill                                              (67,448)              --          (407,556)            --
 Manhattan File                                        (75,392)             (670)        (320,323)            (670)
 Brooklyn Skyline                                      (19,207)              --          (106,721)             --
 Westside Publications                                   9,976               --            21,768              --
                                                     ---------          --------        ---------        ---------
Income (Loss) Acquisitions and Start-ups              (152,071)             (670)        (812,832)            (670)
                                                     ---------          --------        ---------        ---------
Income (Loss)-Publications                          $  388,249        $  733,565       $  (91,464)      $1,200,438
                                                     =========         =========        =========        =========
Parent Company Expenses:
 Personnel, Rent, General and Administrative           309,785           279,840        1,009,322          797,077
 Interest (2)                                            6,790             5,735          (18,314)          (4,801)
                                                     ---------         ---------        ---------        ---------
 Total Parent Company Expenses                         316,575           285,575          991,008          792,276
                                                     ---------         ---------        ---------        ---------

Net Income (Loss)                                   $   71,674        $  447,990      $(1,082,472)      $  408,162
                                                     =========         =========       ==========        =========

(1)  Reflects expense for amortization of goodwill by publication as follows:

                                                      Three Months Ended August 31,    Nine Months Ended August 31,
                                                        1995              1994           1995          1994
                                                        ----              ----           ----          ----
Queens Tribune                                        $26,717           $26,717        $80,151      $ 80,151
Dan's Papers                                           12,675            12,675         38,026        38,026
Our Town                                               13,461            13,461         40,383        40,383
The Bronx Press Review                                  3,562             2,500         10,685         7,500
Nassau Newspapers                                       7,749             7,500         23,247        22,500
Brooklyn Skyline                                        1,394               --           4,182           --
Westside Publications                                   3,261               --           9,783           --
                                                       ------            ------        -------        ------
                                                      $68,819           $62,853       $206,457      $188,560
                                                       ======            ======        =======       =======

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

Three Months Ended August 31, 1995 and August 31, 1994

Net Revenues:
         Total revenues from existing publications were up almost 4%. The Queens Tribune had a decrease of 7% due to the "Official Guide to Queens" being published in the fourth quarter of this year as compared to the third quarter last year and a reduction in political printing, offset by a ditional revenues from its new "Bayside Trib at Home" edition. The addition of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 11%. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by 14%. There were decreases in revenues at both the Manhattan Spirit (8%) and Our Town (11%), attributed in part to a change in sales management and a shift away from lower margin sales. The Bronx Press Review revenues were up by 11% as a result of increased sales efforts. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the quarter to almost $5,400,000, an increase of 37%.

Income (Loss) - Publications:
          The dec ease in income for the Queens Tribune is attributed to the shifting of its "Official Guide to Queens" to the fourth quarter, and start-up costs related to the expansion with the "Bayside Trib at Home" edition. Dan's Papers income had a small decrease as a result of the increase in revenues offset by increased printing costs. The Bronx Press Review had a loss compared to last year as a result of a change in management, repositioning it for growth. Nassau Newspapers had an increased loss as a result of its expansion with Long Island Lifestyles. The loss for Manhattan Spirit and the decrease in income for Our Town were a result of lower sales and increased print costs. Acquisitions and start-ups continued their move towards profitability. As newsprint prices have continued increasing, the Company has been engaging in ongoing negotiations with paper suppliers and reviewing contracts with printers which has enabled it to continue to mitigate the effect on profits. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
      The increase in parent company expenses of 11% was primarily a result of increased rent and personnel costs required for the continuing corporate growth and expansion.

Nine Months Ended August 31, 1995 and August 31, 1994

Net Revenues:
         Total revenues from existing publications were up over 5%. The addi ion of Long Island Lifestyles, a four color lifestyle section which is included in all the existing Nassau Newspapers publications has enabled advertisers to make an effective regional buy and helped increase revenues for the Nassau Newspapers by 13%. The Queens Tribune has expanded with an edition in the affluent Bayside section of Queens and will be realizing additional revenues in future periods. Dan's Papers has continued to expand its geographic base to the North Fork of Long Island and further west in the Hamptons, increasing its revenues by 15%. The additional revenues generated by the acquisitions and start-ups has brought the total revenues for the six months to over $13,000,000, an increase of 44%.

Income (Loss) - Publications:
        Dan's Papers had an increase of 3% as a result of the increase in revenues and tighter financial controls. The Bronx Press Review had a loss compared to a profit last year as a result of the sale of its buildi g last year. The increase in sales for Nassau Newspapers was offset by start-up costs related to its expansion with Long Island Lifestyles resulted in an increased loss. The decrease income for the Queens Tribune is attributed to the shifting of its "Official Guide to Queens" to the fourth quarter, and start-up costs related to the expansion with the "Bayside Trib at Home" edition. The decrease in income for Our Town and Manhattan Spirit were a result of lower sales and increased print costs. As newsprint prices have increased, the Company continues to engage in ongoing negotiations with paper suppliers and review contracts with printers in order to continue to mitigate the effect on profits. The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
      The increase in parent company expenses of 24% was primarily a result of increased rent and personnel costs required for the continuing corpor te growth and expansion.

Liquidity and Capital Resources:

      At August 31, 1995, the Company had an excess of current assets over current liabilities in the amount of approximately $3,317,000. In January 1995, $85,000 was used to pay notes and accrued interest incurr d with the acquisition of the Bronx Press Review. In May 1995 the Company obtained a $500,000 working capital line of credit, from a bank, to be used to offset seasonal fluctuations in cashflow.

      Although there can be no assurance, management believes that the Company's operation will generate positive cash flow for the fiscal year ending November 30, 1995. It is the opinion of management that the line of credit and cash on hand from operations are expected to be sufficient to meet the Company's cash needs on an ongoing basis.

      Part II.      OTHER INFORMATION

       Item 6.      Exhibits and Reports on Form 8-K

                    A.   Exhibits - None

                    B.   Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused th s report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: August 11, 1996                   By: /s/ Michael Schenkler
                                            ----------------------------
                                            Michael Schenkler, President




Date: August 11, 1996                   By: /s/ Robert Berkowitz
                                            ----------------------------
                                            Robert Berkowitz, Controller