Form 10-Q
period 1996-08-31
NEWS COMMUNICATIONS INC
filed 1996-10-15
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - August 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

For the transition period from ________ to _________


                         Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      13-3346991
-------------------------------              ---------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 1996: 7,826,415 shares $ .01 par value common stock.

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE
  PART I.   Financial Information

  Item 1.   Financial Statements

            Unaudited Consolidated Balance Sheet
            at August 31, 1996...........................................  3

            Unaudited Consolidated Statements of
            Operations for the three and nine months
            ended August 31, 1996 and August 31, 1995....................  5

            Unaudited Consolidated Statements of Cash
            Flows for the three and nine months ended
            August 31, 1996 and August 31, 1995..........................  6

            Notes to Consolidated Financial Statements...................  8

   Item 2.  Management's Discussion and Analysis
            or Plan of Operation.........................................  9

PART II.    Other Information............................................ 15

   Item 6.  Exhibits and Reports on Form 8-K

Signatures............................................................... 16

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1996
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                                   $   316,499
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,562,197]                            5,488,203
  Due From Related Parties                                        101,908
  Other Current Assets                                            182,384
                                                               ----------

Total Current Assets                                            6,088,994

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $817,196                             562,067
 Goodwill - Net                                                 3,452,150
 Other Assets                                                     152,627
                                                               ----------
  Total Assets                                                $10,255,838
                                                               ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1996
                                   (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable and Accrued Expenses                     $  2,041,330
  Accrued Payroll and Payroll Taxes                              219,015

  Notes Payable - Bank                                         1,175,000
  Due to Related Parties                                          13,567
                                                              ----------
  Total Current Liabilities                                    3,448,912
                                                              ----------
Minority Interest                                                 47,788

Notes Payable - Shareholder                                    1,000,000
                                                              ----------
Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                    32

 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                   217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                   200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,977,415 Shares Issued                                 79,774

 Paid-in-Capital Preferred Stock                                519,873

 Paid-in-Capital Common Stock                                13,755,256

 (Deficit)                                                   (8,187,485)
                                                             ----------
 Total                                                        6,167,867
 Less: Treasury Stock [151,000 Shares]- At Cost                (408,729)

 Total Stockholders' Equity                                   5,759,138

 Total Liabilities and Stockholders' Equity                $ 10,255,838
                                                            ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended August 31,         Nine Months Ended August 31
                                            -----------------------------         ---------------------------
                                               1996              1995                 1996             1995
                                               ----              ----                 ----             ----
                                                                        Unaudited
Net Revenues                                $5,504,204        $5,397,654          $13,856,070      $13,252,732
                                             ----------        ---------           ----------       ----------


Expenses:
 Direct Mechanical Costs                     2,055,892         1,942,749            5,159,521        4,824,076
 Salaries, Benefits and

 Outside Labor Costs                         2,472,156         2,529,690            7,176,835        7,091,924
 Rent, Occupancy & Utilities                   234,208           232,017              697,883          619,679

 Provisions for Doubtful Accounts              111,000            87,000              199,000          159,000

 General and Administrative                    490,559           527,734            1,600,160        1,659,468
                                             ---------         ---------           ----------       ----------
Total Expenses                               5,363,815         5,319,190           14,833,399       14,353,517
                                             ---------         ---------           ----------     ------------
Operating Income (Loss) Before Interest
 Expense and Interest Income                   140,389            78,464             (977,329)      (1,100,785)

Interest Expense                               (32,122)           (6,803)             (72,439)         (13,278)

Interest Income                                  1,750                13                1,750           31,591
                                             ---------         ---------           ----------       ----------

Net Income (Loss                            $  110,017       $    71,674          $(1,048,018)     $(1,082,472)
                                              ========        ==========           ==========       ==========

Net Income (Loss) Per Share                      $ .01             $ .01                $(.13)           $(.14)
                                              ========        ==========           ==========       ==========

Weighted Average Shares
Outstanding                                  7,826,415         7,783,376            7,822,790        7,776,286
                                             =========        ==========           ==========       ==========


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended August 31,
                                                       -------------------------------------
                                                           1996                     1995
                                                           ----                     ----
                                                                      Unaudited
Operating Activities:
  Net Income (Loss)                                    $(1,048,018)             $(1,082,472)
                                                        ----------               ----------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                           351,403                  373,077

   Provision for Losses on Accounts
    Receivable                                             199,000                  159,000


 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable             (956,522)              (1,375,859)
   (Increase) Decrease in Other Current Assets            (104,314)                (212,772)
   (Increase) in Due from Related Parties                   17,325                    3,856
    Decrease (Increase) in Other Assets                      1,552                   23,153
   (Increase) Decrease in Goodwill                            --                    (23,033)
    Increase (Decrease) in Accounts Payable
        and Accrued Expenses                               310,567                 (255,951)

    Increase (Decrease) in Payroll Taxes Payable          (103,137)                 226,383

    Increase (Decrease) in Other Current Liabilities       (15,615)                 148,516
                                                         ---------                ---------
   Total Adjustments                                      (299,741)                (934,630)
                                                         ---------                ---------
  Net (Deficit) - Operating Activities -                (1,347,759)              (2,017,102)
   Forward


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended August 31,
                                                      ----------------------------------
                                                          1996                  1995
                                                          ----                  ----
                                                                   Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                         (1,347,759)           (2,017,102)
                                                       =========            ==========
Investing Activities:
 Sale of Marketable Securities                              --                 924,633
 Capital Expenditures                                   (42,194)              (120,009)
                                                       --------             ----------
Net Cash Provided (Used) by Investing Activities        (42,194)               804,624
                                                       --------             ----------
Financing Activities:
  Principal Payments Long-Term Debt                     (24,000)               (75,747)
  Proceeds from Exercise of Warrants                     19,498                  9,216
  Dividend on Preferred Stock                           (31,020)               (31,020)
  Proceeds from Exercise of Stock Options                12,500                 19,758
  Proceeds from Notes Payable - Bank                    675,000                480,000
  Proceeds from Notes Payable - Shareholder           1,000,000                   --
                                                      ---------              ---------
Net Cash Provided by Financing Activities             1,651,978                402,207
                                                      ---------              ---------
Net Increase (Decrease) in Cash                         262,025               (810,271)

Cash - Beginning of Periods                              54,474                842,857
                                                      ---------              ---------
Cash - End of Periods                                $  316,499             $   32,586
                                                      =========              =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                          $   72,439             $   9,547
   Income Taxes                                            --                    --


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of August 31, 1996 and the Consolidated Statements of Operations for the three and nine-month periods ended August 31, 1996 and August 31, 1995, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report on Form 10-KSB for the fiscal year ended November 30, 1995 and the related audited financial statements included therein.

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

      The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribun , the Bronx Press Review, (and the Riverdale Review), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The information for the three and nine months ended August 31, 1996 and August 31, 1995 is unaudited.

                                              Three Months Ended August 31,     Nine Months Ended August 31,
                                              -----------------------------    ------------------------------
                                                 1996             1995(3)           1996             1995 (3)
                                                 ----             ----              ----             ----
                                                                           Unaudited
 Queens Tribune                               $  808,944       $  820,876      $ 2,500,419       $ 2,320,369
 Dan's Papers                                  1,753,280        1,621,268        2,851,634         2,535,152
 Manhattan Spirit                                399,931          387,993        1,200,445         1,226,334
 Our Town                                        325,924          348,883        1,034,706         1,136,363
 The Bronx Press/Riverdale Review                217,760          257,748          684,040           731,827
 Nassau Newspapers                               584,062          619,948        1,632,291         1,722,871
 The Hill                                        372,880          403,379        1,064,623         1,019,990
 Manhattan File                                  480,959          365,629        1,269,262         1,041,547
 Brooklyn Skyline                                325,615          300,915          921,498           752,111
 Westside Publications                           234,849          271,015          697,152           766,168
                                               ---------        ---------       ----------       -----------
Total Net Revenues                            $5,504,204       $5,397,654      $13,856,070       $13,252,732
                                               =========        =========       ==========        ==========

Income (Loss) Publications Before Goodwill:
 Queens Tribune                               $  138,071       $   81,579      $  410,864        $   375,422
 Dan's Papers                                    620,057          558,027         743,848            672,997
 Manhattan Spirit                                 16,010          (10,421)         50,890             10,102
 Our Town                                         29,381           11,088          79,492             91,180
 The Bronx Press/Riverdale Review                 12,562          (21,350)         23,813            (36,271)
 Nassau Newspapers                               (79,715)         (14,439)       (192,426)          (199,570)
 The Hill                                       (125,947)         (67,448)       (433,180)          (407,556)
 Manhattan File                                  (26,951)         (75,392)       (245,553)          (320,323)
 Brooklyn Skyline                                 (5,806)         (17,813)        (59,925)          (102,539)
 Westside Publications                            (4,940)          13,237         (39,851)            31,551
                                               ---------        ---------        ---------          ---------
Income (Loss) - Publications                  $  572,722       $  457,068      $   337,972        $   114,993
                                               =========        =========       ==========         ==========
Income (Loss) Publications After Goodwill (1):
 Queens Tribune                               $  111,354       $   54,862      $   330,713        $   295,271
 Dan's Papers                                    607,382          545,352          705,823            634,972
 Manhattan Spirit                                 16,010          (10,421)          50,890             10,102
 Our Town                                         15,920           (2,373)          39,109             50,797
 The Bronx Press/Riverdale Review                  9,000          (24,912)          13,127            (46,957)
 Nassau Newspapers                               (88,176)         (22,188)        (217,809)          (222,817)
 The Hill                                       (125,947)         (67,448)        (433,180)          (407,556)
 Manhattan File                                  (27,751)         (75,392)        (247,953)          (320,323)
 Brooklyn Skyline                                 (7,336)         (19,207)         (64,515)          (106,721)
 Westside Publications                            (9,014)           9,976          (52,073)            21,768
                                               ---------        ---------       ----------         ----------
Income (Loss)-Publications                    $  501,442       $  388,249      $   124,132        $   (91,464)
                                               =========        =========       ==========         ==========
Parent Company Expenses:
 Personnel, Rent, General and Administrative     360,054         309,785       $ 1,101,461        $1,009,322
 Interest (2)                                     30,371           6,790            70,689           (18,314)
                                               ---------        --------        ----------         ---------
 Total Parent Company Expenses                   390,425         316,575         1,172,150           991,008
                                               ---------        --------        ----------         ---------
Net Income (Loss)                             $  110,017      $   71,674       $(1,048,018)      $(1,082,472)
                                               =========        ========        ==========        ==========

(1)  Reflects expense for amortization of goodwill by publication as follows:

                                              Three Months Ended August 31,     Nine Months Ended August 31,
                                              -----------------------------     ----------------------------
                                                 1996            1995             1996             1995
                                                 ----            ----             ----             ----
Queens Tribune                                $  26,717       $  26,717         $  80,151        $ 80,151
Dan's Papers                                     12,675          12,675            38,025          38,025
Our Town                                         13,461          13,461            40,383          40,383
The Bronx Press Review                            3,562           3,562            10,686          10,686
Nassau Newspapers                                 8,461           7,749            25,383          23,247
Brooklyn Skyline                                  1,530           1,394             4,590           4,182
Manhattan File                                      800            --               2,400            --
Westside Publications                             4,074           3,261            12,222           9,783
                                               --------        --------          --------         -------

                                              $  71,280       $  68,819         $ 213,840        $206,457
                                               ========         =======          ========         =======

(2) Net of interest income of $1,750 and $13 for the three months ended August 31, 1996 and 1995 respectively and $1,750 and $31,591 for the nine months ended August 31, 1996 and 1995 respectively.

(3) The quarter ended August 31, 1995 included 14 issues versus 13 issues during the same quarter of 1996 (for all publications except Dan's Papers, Manhattan File and The Hill).This fact adversely affects the comparison between 1996 and 1995.

Results of Operations:
The following discussion compares results of operations for the three months ended and nine months ended August 31, 1996 and August 31, 1995.

Three Months Ended August 31, 1996 and August 31, 1995 (Note: The period ending August 31, 1996 includes 13 weeks as compared to August 31, 1995 which includes 14 weeks for most publications).


Net Revenues:
         Even though 1995 had the benefit of an additional issue, the total revenues for 1996 were still up almost 4%. The Queens Tribune had an increase (6%) in its ave age weekly revenues, due in part to expansion with the "Bayside Trib at Home." Average weekly revenues for Nassau Newspapers publications have stayed even. Dan's Papers has continued to expand its market share in the Long Island posh resort area, the Hamptons. By effectively positioning itself as the advertising standard on Long Island's east end, it is continuing its dominance in its market area and increasing its revenues (8%). There were decreases in average weekly revenues at the Bronx Press Review (9%) and Westside (7%), attributed in part to a change in sales management and the downsizing of Westchester Lifestyles. The Hill had a decrease (8%) in revenue as a result of frequent periods when Congress was not in session during the quarter due to the presidential election year. Manhattan File had an increase (32%) in revenue as a result of additional special supplements and issues. Brooklyn Skyline had an increase in average weekly revenue (17%) due to its expansion into a fifth zone and an increased effective sales effort.

Income (Loss) - Publications:
         Net Income from publications increased dramatically in 1996 (even though most publications had one less issue this year) as the Company continues to benefit from the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis. In addition, the Company has o going negotiations with printers to take advantage of decreasing newsprint prices. The increases in income for the Queens Tribune (69%) and Dan's Papers (11%), are attributed to their increased revenues, budget cuts and decreased print costs. Our Town had an increased profit (165%), while the Bronx Press Review and the Manhattan Spirit had profits compared to losses last year primarily as a result of the budget cuts and print costs. Nassau Newspapers had an increased loss as a result of the lower revenue and repositioning the publications by converting some shoppers to newspapers. Westside incurred a loss as a result of decreased revenues. The Hill had an increased loss as a result of lower revenues. As a result of budget cuts and increased revenues, Manhattan File was able to decrease its loss (64%) as compared to last year.

       The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
      The increase in parent company expenses was primarily a result of increased interest expense, professional fees and a change in the timing of various expenses previously incurred in the fouth quarter.

Nine Months Ended August 31, 1996 and August 31, 1995 (Note: The period ending August 31, 1996 includes 39 weeks as compared to August 31, 1995 which includes 40 weeks for most publications).

Net Revenues:
         Even though 1995 had the benefit of an additional issue, the total revenues were still up almost 8%. The Queens Tribune had an increase (8%) in its average weekly revenue, due to expansion with the "Bayside Trib at Home".
Average weekly revenues for Nassau Newspapers publications has stayed even. Dan's Papers has continued to expand its market share in the Long Island posh resort area, the Hamptons. By effectively positioning itself a the advertising standard on Long Island's east end, it is continuing its dominance in its market area and increasing its revenues (12%). Average weekly revenues at the Bronx Press Review, Westside and Our Town remained even. The Hill had an increase (4%) in revenue as a result of increased market share. Manhattan File had an increase (22%) in revenue as a result of an improved sales effort and additional special supplements. Brooklyn Skyline had an increase in average weekly revenue (17%) due to its expansion into a fifth zone and an ongoing increased sales effort.

Income (Loss) - Publications:
         As the Company continues to benefit from the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis, Net Income from publications (which included the effect of the additional issue in 1995) increased dramatically in 1996. In additi n, the Company has ongoing negotiations with printers to take advantage of decreasing newsprint prices. The increases in income for the Queens Tribune (9%) and Dan's Papers (11%), are attributed to their increased revenues and budget cuts and print costs. Our Town had an increased profit (165%), while the Bronx Press Review and the Manhattan Spirit had profits compared to losses last year primarily as a result of the budget cuts and print costs. Nassau Newspapers had an increased loss as a result of lower revenue and repositioning the publication by converting some shoppers to newspapers. Westside incurred an increased loss as a result of decreased revenues. The Hill had an increased loss as a result of lower revenues. As a result of budget cuts and increased revenues, Manhattan File (23%) and Brooklyn Skyline (42%) decreased their losses as compared to last year.

       The Company is continuing to focus on increasing sales and controll ng costs.

Parent Company Expenses:

      The increase in parent company expenses was primarily a result of increased interest expense, professional fees and a change in the timing of various expenses previously incurred in the fouth quarter.

Liquidity and Capital Resources:

      At August 31, 1996, the Company had an excess of current assets over current liabilities of approximately $2,640,000. In May 1996 the Company obtained a $1,000,000 two-year loan, from its largest shareholder, which was used primarily for working capital needs resulting from seasonal fluctuations in cashflow. On October 4, 1996 the Company announced that a group of investors would be investing $2,000,000 in the company through the purchase of a new series of Con ertible Preferred Stock.

      Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1996 and that the Company has sufficient funds to meet its needs.

     Part II.     OTHER INFORMATION


       ITEM 5.    Other Information.

                  As of October 4, 1996, the Company entered into an agreement ("Agreement") with a group of purchasers ("Purchasers") pursuant to which the Company agreed to issue and sell to the Purchasers, for an aggregate consideration of $2,000,000, 200,000 shares of a newly designated $10.00 Convertible Preferred Stock ("$10.00 Preferred") and warrants to purchase 800,000 shares of Common Stock at $2.00 per share. The warrants will be exercisable during the five-year period beginning on the date of the closing of the sale contemplated by the Agreement. It is expected that such closing will take place on or about October 22, 1996.

                 Pursuant to the Agreement, the Company's Board of Directors will be increased to 16 members and the holders of the $10.00 Preferred, so long as at least 100,000 shares thereof are outstanding, shall be entitled to elect one-half of the members. In this regard, the Agreement provides that Messrs. Gary Ackerman, Eric Breindel, John Catsimatidis, Jerry Finkelstein, Andrew Maloney, Michael Schenkler, Andrew Stein and Arthur Tarlow, each of whom is presently a member of the Board of Directors, shall continue as directors and the remaining present members of the Board of Directors, Messrs. Joseph K. Fisher, David Jaroslawicz, William J. Kelleher, Jr., Christopher McGrath and Martin J. McLaughlin, will resign effective as of the closing. The Purchasers have designated Messrs. Carl Bernstein, Mark Dickstein, John E. McConnoughty, Jr., Robert P. Nederlander, Wilbur L. Ross, Jr., Sy Syms, Hillel Weinberger and Sydney Gruson as their designees for election to the Board of Directors upon the closing.

                  Upon his election to the Board, Mr. Ross is to serve as Chairman of the Executive Committee of the Board of Directors. He will also serve as Chief Executive Officer of the Company until such time as a full-time paid Chief Executive Officer is hired. In consideration for the services rendered by Mr. Ross in such capacities, he is to be paid $1.00 per year and shall be granted five-year options to purchase 200,000 shares of Common Stock at $2.00 per share under the Company's Discretionary Directors' and Officers' Stock Option Plan.

                  In  connection  with  the  transactions  contemplated  by  the
Agreement, the Employment Agreement between the Company and Mr. Jerry Finkelstein, Chairman of the Board, is to be extended for a period of five years from its present date of expiration on the terms and conditions as are presently in effect.

                  In consideration for services rendered by Rothschild Inc., of which Mr. Ross is Senior Managing Director, the Company has agreed to pay Rothschild Inc. the sum of $100,000. Rothschild Inc. has also agreed to purchase 50,000 shares of the Company's Common Stock for the sum of $100,000.

                  Full descriptions of the rights, designations, preferences and other rights, qualifications, limitations and restrictions of the $10.00 Preferred and of the Warrants are in exhibits to the Agreement, a copy of which is filed as an exhibit to this report, and are incorporated herein by reference.

                  Effective May 17, 1996, the Company entered into an agreement with D.H. Blair Investment Banking Corp. ("Blair") pursuant to which Blair is to act as a non-exclusive financial advisor and investment banker to the Company. As an inducement to Blair's providing such services, the Company issued Blair a five-year warrant to purchase 400,000 shares of its Common Stock at an initial exercise price of $2.50 per share.

                  On May 21, 1996, Blair, the Company and the Company's subsidiaries, Tribco Incorporated ("Tribco") and Access Network Corp. ("Access"), entered into a secured loan agreement pursuant to which Blair loaned the Company, Tribco and Access (the "Borrowers") the sum of $1,000,000. The principal amount of the loan is repayable on May 21, 1998. Interest on the loan accrues at the rate of 8 1/2% per annum and is payable quarterly. The loan is secured by a security interest granted by the Borrowers to Blair on all of their personal property and fixtures and by a pledge made by the Company to Blair of all of the outstanding common stock of Tribco and Access. As additional consideration for the loan, the Company issued Blair a five-year warrant to purchase 200,000 shares of Common Stock at an initial exercise price of $2.50.

                  As of May 21, 1996, Blair and certain of its affiliates were the beneficial owners of the aggregate of 1,717,030 shares of the Company's Common Stock and 600,000 shares issuable upon the exercise of the two warrants described above, of which 1,579,515 shares and all of the warrants were beneficially owned by Blair.

      Item 6.  Exhibits and Reports on Form 8-K

              A.   Exhibits

                   10.28 Agreement dated May 17, 1996 between D.H. Blair Investment Banking Corp. ("Blair") and the Company.

                   10.29 Loan Agreement dated May 21, 1995 among Blair, the Company, Tribro Incorporated ("Tribco") and Access Network Corp. ("Access").

                   10.30 $1,000,000 Promissory Note dated May 21, 1996 issued by the Company, Tribco and Access to the order of Blair.

                   10.31 Warrant dated May 17, 1996, to purchase 400,000 shares of the Company's Common Stock issued by the Company to Blair.

                   10.32 Warrant, dated May 21, 1996, to purchase 200,000 shares of the Company's Common Stock issued by the Company to Blair.

                   10.33   Form of Subscription Agreement made as of October
                           4, 1996 among the Company and persons designated therein as "Purchasers," including Exhibit 1 thereto, form of Certificate of Designation of $10.00 Convertible Preferred Stock, and Exhibit 2 thereto, form of Warrant.

                   27      Financial Data Schedule (filed electronically only).

              B.   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)


Date: October 14, 1996                       By: /s/ Michael Schenkler
                                                ----------------------------
                                                Michael Schenkler, President




Date: October 14, 1996                       By: /s/ Robert Berkowitz
                                                ----------------------------
                                                Robert Berkowitz, Controller