Form 10KSB
period 1996-11-30
NEWS COMMUNICATIONS INC
filed 1997-03-19
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB


         (Mark One)

         ------            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
            X              SECURITIES EXCHANGE  ACT OF 1934 [FEE  REQUIRED]
         ------            For the fiscal year ended November 30, 1996

                                                     OR
         ------
                           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         ------            THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                           For the transition period from          to

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

 Common Stock, par value $.01 per share            Redeemable Class D Warrants
           (Title of Class)                              (Title of Class)

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  The issuer's revenues for its most recent fiscal year were $18,457,963.

                  As of February 28, 1997, 7,910,848 shares of Common Stock were outstanding. The aggregate market value of shares of Common Stock (based on the last sale price as reported by NASDAQ) held by non-affiliates of the issuer was approximately $9,535,000.

                  Transitional Small Business Disclosure Format (check one):
                               Yes ____          No   X
                                                     ---


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               Page 1 of 66 Pages
                             EXHIBIT INDEX - PAGE 32

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.


                  News Communications, Inc., a Nevada corporation formed in 1986 (the "Company"), has been primarily engaged, through various wholly owned and partly-owned subsidiaries, in the publication and distribution of advertiser supported, community oriented newspapers and related targeted audience publications. The community newspapers are directed at specific geographic communities and, for the most part, distributed free of charge to selected residences and business establishments in those communities. Each publication focuses on the lifestyle, culture, arts, entertainment, politics and social issues of particular interest to the group of communities at which it is directed. Some of the papers publish different editions (with variations in editorial content and advertising) which are distributed to each community in the targeted group. The principal source of the Company's revenues (89% for the fiscal year ended November 30, 1996) is the sale of advertising space in its publications.

                  As used herein, unless the context requires otherwise, the term Company refers to News Communications, Inc. together with its subsidiaries, Access Network Corp. ("Access"), publisher of the Manhattan Spirit (formerly called the West Side Spirit), Tribco Incorporated ("Tribco"), publisher of the Queens Tribune, the Western Queens Tribune and Bayside Trib at Home, Dan's
Papers Inc. ("DPI"), publisher of Dan's Papers and the Montauk Pioneer, Manhattan Publishing Corp., publisher of Our Town, Parkchester Publishing Co. Inc., publisher of the Bronx Press Review and the Riverdale Review (collectively, the "Bronx Newspapers"), Nassau Community Newspaper Group, Inc. ("NCNG"), publisher of Lynbrook USA, the Malverne Times, the Rockville Center News & Owl, the Valley Stream MAILeader, the Independent Voice of Long Beach,
Oceanside & Island Park, the Rockville Center-Oceanside Beacon, the Baldwin Citizen, the East Rockaway Observer, Elmont Life, Franklin Square Life, West Hempstead Market and Long Island Lifestyles (collectively, the "Nassau Newspapers"), Manhattan File Publishing, Inc., publisher of Manhattan File, Capitol Hill Publishing, Inc. ("Capitol Hill"), publisher of The Hill, Brooklyn Newspaper Publishing, Inc., publisher of Brooklyn Skyline, and West Side Newspaper Corp., publisher of Chelsea-Clinton News and the Westsider. All of the subsidiaries are wholly-owned except DPI, which is 80% owned by the Company and 20% owned by Daniel Rattiner, and Manhattan File Publishing, Inc., which is 90% owned by the Company and 10% owned by an employee.

                  The Company plans to develop a regional group of publications in the greater New York Metropolitan area. The Company intends to seek candidates through acquisition, when possible, in order to utilize existing talent and convert a potential competitor into an ally. However, the Company will also consider start-up situations where it deems it to be geographically and economically in its best interest.

                  In addition to the New York Metro area, the Company is also exploring opportunities in resort communities throughout the United States and other niche publishing areas, as well as other media ventures such as electronic publishing on the Internet.

                  The Company believes that advertisers would be receptive to wide circulation at reduced cost that could be offered by a group of publications providing a broad metropolitan audience. Furthermore, as a result of the marginal costs of adding editorial and advertising content are generally significantly lower than the revenues that would be derived, management believes the Company can take advantage of economies of scale, cross-selling and other synergies not available to individual publications.

The Manhattan Spirit

                  The Manhattan Spirit is a weekly free circulation newspaper founded in 1985, which focuses on the news, lifestyle, culture, arts, entertainment, politics and social issues of interest to the West Side and lower Manhattan. Access editors and support staff, together with a variety of contributing free-lance writers and columnists, write and edit all material for each weekly issue of the Manhattan Spirit and perform all composition, layout, and typesetting work. Printing is performed by outside contractors. In addition, the Manhattan Spirit offers graphics and printing services to its customers.

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

                  The Manhattan Spirit is published in a 4-color tabloid format. It is distributed Friday of each week by independent contractors in bulk to locations throughout Manhattan. The principal places of distribution are lobbies of luxury apartment buildings, restaurants, banks, supermarkets and various other business establishments as well as in sidewalk distribution boxes.

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

Dan's Papers

                  Dan's Papers, published by DPI, focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy resort area known as the Hamptons. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons, local environmental and political issues, as well as a special section on real estate. Dan's Papers is published in tabloid format with glossy cover on a weekly basis. It is distributed each week to locations on Eastern Long Island, including art galleries, gift shops, supermarkets, newspaper and card shops, restaurants and boutiques. There is also weekly distribution in Manhattan. Management of the Company believes that Dan's Papers has the largest circulation in Eastern Long Island of any weekly publication.

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

Queens Tribune

                  In May 1989, Tribco acquired, by way of merger, all the outstanding stock of two companies which, together, published and distributed the Queens Tribune, which now consists of nine free circulation editions and one paid-circulation edition weekly community newspapers serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune, a five-year old weekly publication distributed in areas in western Queens County not previously served by the Queens Tribune, and the Bayside Trib at Home, which covers the news, events and lifestyles in the community of Bayside, Queens. It is distributed by hand, door-to-door in Bayside, which is one of the most influential neighborhoods in Queens County.

                  The Queens Tribune was started in 1970 and is believed by the Company to have the largest circulation of any weekly community newspaper in Queens County. The format is a tabloid with four-color front and additional pages. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by Tribco's editors and support staff. The Queens Tribune has won numerous awards for journalistic excellence. Delivery is made by independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. Printing, graphics, consulting, distribution, flyer and insert revenue are significant sources of income to the Queens Tribune operation, providing approximately 13% of its revenues in the fiscal year ended November 30, 1996.

The Bronx Newspapers

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

Manhattan File

                  Manhattan File is a monthly (plus five special issues annually), 4-color, perfect bound, glossy magazine that debuted in August 1994. It targets 20-45 year-old young, affluent Manhattan residents who are fashion and style conscious. With stories on the latest fashion trends for young men and women, ideas on interior decorating, dining tips, profiles and interviews with successful thirtysomethings and a comprehensive arts and entertainment guide for the young and wealthy, Manhattan File fills a local niche that the Company believes is not served by any other New York publication.

                  Monthly, Manhattan File distributes complimentary copies to the luxury buildings on the upper East Side, upper West Side, SoHo and the West Village neighborhoods of Manhattan, as well as to various restaurants, boutiques, salons, nightclubs, health clubs and in 75 signature distribution boxes throughout Manhattan. In all, there are more than 800 distribution sites where young people live or frequent.

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

Advertisers and Readers; Marketing Activities

                  Most of the  Company's  publications  are  weeklies  primarily distributed free of charge to their readers. The Bronx Press Review, the eight Nassau Newspapers, the Westsider and Chelsea-Clinton News and one edition of the Queens Tribune are paid circulation publications. The primary source of the Company's revenue is through the sale of advertising space in the publications, although several of the weekly publications also offer graphics and printing services to outside service purchasers, including several school publications. The advertising revenues of each of the Company's publications are derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in the Company's publications represents multiple insertion advertising (where an advertising client runs an advertisement in two or more issues of a publication). This percentage has remained fairly stable for the Company's publications over the last five years. On a year-to-year basis, the Company estimates that, over the last four fiscal years, approximately two-thirds of its display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertising client represents more than 5% of the Company's advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications, as has been advertising directed to telephonic response.

                  The Company employs sales representatives who are compensated with incentive-based compensation packages. The Company has commenced supplementing the sales activities of the individual publications with centralized group sales activities seeking advertisers for all or a combination of the Company's publications. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as chain store and franchise operations.

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

                  Those newspapers and magazines competing with the Manhattan Spirit and Our Town for advertising and targeted at Manhattan or parts thereof include, among others, the Resident, New York Press, New York Observer and The Village Voice. In order to compete with the lower advertising rates of smaller publications in the Manhattan Spirit's market area, the Company utilizes a split zone program whereby advertisers may purchase space in only half of the Manhattan Spirit's copies at an appropriately reduced rate. During the months from May through September, Dan's Papers serves the same market as Hampton
Magazine, a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and the free weekly The Independent. The Montauk Pioneer is the only paper that serves Montauk. The Queens Tribune competes with many publications, including Newsday and the free circulation publications Queens Chronicle and Queens Courier, both of which are somewhat smaller in circulation and advertising revenue than the Queens Tribune. The Bronx Press Review competes against community newspapers such as the Bronx Times Reporter and the Bronx News.

                  The Riverdale Review is the only saturation circulation, free distribution newspaper serving that affluent community. The Riverdale Press, a paid circulation weekly, has a smaller circulation.

                  In  addition  to  Newsday,  a  daily  newspaper,   the  Nassau
Newspapers have several other weekly competitors in the south-west section of the county. These include the South Shore Tribune, a free circulation newspaper, a group of paid circulation newspapers published by Richner Publications, and Pennysaver/This Week and Shoppers Guide, two free circulation shopper publications.

                  Manhattan File is the only free distributed glossy magazines targeting young adults in Manhattan. Competitors include national magazines like Vanity Fair, Details, Rolling Stone and New York Magazine. Also, locally there is a small competitive overlap for advertising with the free newspapers, The Village Voice and The New York Press.

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

     The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call.


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

Employees

                  As of November 30, 1996, the Company had 274 full- and part-time employees, of whom 47 were editorial; 95 were engaged as display and classified advertising sales personnel; 59 were engaged in production;

and 73 were engaged in administrative and clerical activities. The Company also maintains a roster of free-lance contractors. Management considers its relations with the Company's employees to be satisfactory.

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

ITEM 3.           LEGAL PROCEEDINGS.

     An action entitled Jean Jee v. News Communications, Inc. was instituted in Supreme Court, New York County in January 1991. The complainant alleged libel against the Company in connection with an article printed in the Manhattan Spirit and claimed $2,000,000 in compensatory damages and unspecified punitive damages. The Company filed an answer denying the material allegations of the complaint and this case has been dormant for a number of years. The Company believes that this case is without merit and shall remain dormant.

     An action entitled Tracey Robinson v. The Hill, News Communications, Inc. and Media Venture Group, Inc. was instituted in September 1996 in the United States District Court for the District of Columbia in which the plaintiff, a former sales person for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million plus back pay, front pay and other relief. The Company and its subsidiaries believe that the claim is without merit and have filed an answer denying the material allegations of the complaint and asserting affirmative defenses. The Company and the subsidiaries intend to defend the action vigorously. The action is presently in the early stages of the discovery process.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The   Company  did  not  submit  any  matters  to  a  vote  of
stockholders during the last quarter of the fiscal year ended November 30, 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

                  The Company's Common Stock is quoted on the Nasdaq Small Cap Market under the symbol NCOM. The Units (symbol NCOMU), each consisting of one share of Common Stock, one Redeemable Class C Warrant (symbol NCOMM) and one Redeemable Class D Warrant (symbol NCOML), were also quoted on the Nasdaq Small Cap Market until October 9, 1996, when they ceased to be quoted upon expiration of the exercise period of the Class C Warrants. The Class D Warrants, although eligible, have not been quoted separately. The prices listed below are the high sales and low sale prices for the periods reported.

                  The Company's Redeemable Class A Warrants, which were quoted on Nasdaq under the symbol NCOMW, expired on March 29, 1996. None of the Company's Redeemable Class B Warrants, which also expired on March 29, 1996, were ever issued.




                                                         Common Stock                                Units
Quarter Ended                                       High                   Low                High               Low
-------------                                       ----                   ---                ----               ---
February 28, 1995                                   3.06                   1.94               4.00              2.00
May 31, 1995                                        2.75                   1.88               2.75              2.25
August 31, 1995                                     2.94                   2.00               4.25              4.25
November 30, 1995                                   3.00                   2.37               3.25              2.50
February 28, 1996                                   3.25                   2.38                N/A               N/A
May 31, 1996                                        2.81                   2.13               3.00              2.75
August 31, 1996                                     2.50                   1.63                N/A               N/A
November 30, 1996                                   2.56                   1.00               2.00              2.00
=================================================================== ======================================================


                  The Company estimates that at November 30, 1996 there were approximately 1,900 beneficial owners of its Common Stock and approximately 650 beneficial owners of the Class D Warrants. There were approximately 1,000 record owners of the Company's Common Stock and approximately 80 record holders of the Class D Warrants.

Dividend Policy

                  The Company has never declared or paid any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain any future earnings to finance the growth of the Company. Applicable provisions of Nevada corporate law may affect the ability of the Company to declare and pay cash dividends and common stock dividends on the Common Stock as well as Preferred Stock. Under Nevada law, dividends may be paid from a corporation's excess of assets over its liabilities including capital (based upon certain computations) or in case there shall be no such excess, out of its net profits for the current fiscal year and the preceding fiscal year or out of its net profits for the preceding fiscal year. Dividends on the 10% Preferred Stock are payable annually in an amount of $500 per share of 10% Preferred Stock, in cash or in shares of Common Stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% Preferred Stock may be paid in shares of Common Stock to the extent the Company has sufficient authorized but unissued Common Stock even if the Company has sufficient assets or net profits to pay such dividends in cash. It is anticipated that any permitted dividends will, at least in the foreseeable future, continue to be paid in shares of Common Stock. There can be no assurance that, in the future, the Company will have sufficient surplus available for payment of cash or Common Stock dividends. See "Description of Securities" and Consolidated Financial Statements and Notes thereto.

Recent Sales of Unregistered Securities

                  The following securities were issued by the Company during the fiscal year ended November 30, 1996, and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Act. All certificates representing such issued and outstanding restricted securities of the Company have been properly legended and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities.

     (i) On May 17, 1996, the Company issued to D.H. Blair Investment Banking Corp. ("DHBIB") an immediately exercisable warrant to purchase 400,000 shares of Common Stock exercisable at $2.50 per share. On May 21, 1996, the Company issued to DHBIB an immediately exercisable warrant to purchase 200,000 shares of Common Stock exercisable at $2.50 per share.

     (ii) On August 17, 1996, the Company granted immediately exercisable options to purchase 10,000 shares of Common Stock to each of its then directors other than Mr. Ackerman (12 persons) under the Company's Non-Discretionary Directors Stock Option Plan, exercisable at $1.625 per share.

     (iii) On October 28, 1996, the Company sold to a group of 15 private investors an aggregate of 200,000 shares of its $10 Convertible Preferred Stock, each of which is convertible into 5 shares of Common Stock at $2.00 per share, and immediately exercisable warrants to purchase an aggregate of 800,000 shares of Common Stock exercisable at $2.00 per share. On that date the Company also granted Wilbur L. Ross, Jr. an immediately exercisable option to purchase 200,000 shares of Common Stock under the Company's Discretionary Directors and Officers Stock Option Plan, exercisable at $2.00 per share and granted 8 persons who became directors options to each purchase 5,000 shares of Common Stock under the Company's Non-Discretionary Directors Stock Option Plan, exercisable at $2.00 per share. In connection with such transactions, the Company issued 50,000 shares of its Common Stock, valued at $100,000, to Rothschild Inc. as consideration for investment banking services rendered by that firm.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

                  New management has reviewed the Company's financial condition in depth and as a result has significantly increased the provision for doubtful accounts by $1,086,000 for the fiscal year ended November 30, 1996. There is no cash effect or additional operational cash cost of this adjustment.

                  In addition the 1996 financial statements contain adjustments related to the following items: $154,000 accrual of prior year franchise taxes; $145,000 charge for warrants issued in connection with consulting services and a loan; $79,000 liability related to accrued vacation time; $123,000 deferral of prepaid classified revenue; $68,000 accrual of an adjustment to workers compensation insurance premiums; $82,000 charge for a publisher's bonus in order to reflect charges on a current basis; $43,000 accrual of sales commissions in order to reflect charges on a current basis.

                  The effect of the above financial adjustments is a reported increase in loss as compared to previous years of approximately $1,780,000, resulting in a net loss for 1996 of $3,815,000 an increase of 120% from 1995's loss of $1,732,000.

                  Total revenues in 1996 were approximately $220,000 (1%) over 1995, even though 1995 had the benefit of an additional issue for most publications. The increase in revenues was primarily attributable to the Queens Tribune's expansion with the "Bayside Trib at Home ($243,000, 8%);" Brooklyn
Skyline's expansion into a fifth zone ($194,000, 8%); Manhattan File's additional special supplements ($230,000, 15%), and Dan's Papers' capitalization on an ever growing market in the Long Island post resort area, the Hamptons, and positioning itself as the advertising standard on Long Island's east end ($222,000, 7%).

                  These revenue gains were offset by decreased revenues at The Hill (where advertising is directed at Congress) due to a decrease in Congressional activity as a result of a presidential and congressional election ($332,000, 20%); a decrease at Nassau Newspapers, primarily from the sale of two shoppers ($124,000, 5%); while a turnover in sales management adversely affected the sales staff, causing a decrease in revenues at the Manhattan papers (Our Town, Manhattan Spirit and Westsider) ($200,000, 5%).

               Salaries and outside labor costs increased approximately
$306,000 (3%) in 1996. Savings
from budget cuts phased in beginning the second quarter of 1996 which reduced staff 12% to 274 at November 30, 1996 from 307 employees at the end of 1995 were offset by additional labor costs relating to the expansions in publications noted above and increased sales commissions and bonuses. The provision for doubtful accounts increased $1,085,589 as a result of the Company using more detailed receivable aging schedules and modifying its assumptions in estimating its allowance for bad debt as of November 30, 1996. This additional analysis of agings resulting in a write-off of $2,044,000 of receivables against the increased allowance for bad debt. A charge for warrants issued in connection with a consulting agreement ($128,000), recording of a liability for accrued vacation time ($79,000) and franchise taxes ($154,000) were the primary causes for the increase in General and Administrative costs. Additional bank loans and the loan from shareholder caused the increase in interest expense of approximately $177,000.

                  Direct mechanical costs increased approximately $360,000 (5%) in 1996 mostly as a result of printing costs which increased as a result of expansions noted above and newsprint prices which were at a historic high until May 1996. Although prices have been decreased, they are still generally higher than prices at the beginning of 1995.

LIQUIDITY AND CAPITAL RESOURCES

                  For the year ended November 30, 1995, net cash used by operations was $1,983,000. These funds were provided by $925,000 from the sale of marketable securities, $500,000 from bank loans, and $558,000 from cash on hand at the beginning of the year.

                  At November 30, 1996, the Company had an excess of current assets over current liabilities in the amount of approximately $2,146,000. Net cash used by operations was $2,133,000. The funds were provided from a $1,000,000 two-year loan from its largest shareholder in May 1996, a $675,000 increase in a bank loan and from the issuance of $2,000,000 in $10 Convertible Preferred Stock in October 1996. Approximately $500,000 of the proceeds was used to reduce the Company's accounts payable through November 30, 1996. In February 1997 the Company repaid $275,000 of the bank loans. The Company presently has no material commitment for capital expenditures.

                  Management believes that the Company will generate positive cash flow for the fiscal year ending November 30, 1997. Although there can be no assurances to this effect, management is confident that it has available a variety of funding and revenue sources to meet the Company's future cash needs.

OUTLOOK

                  In the last quarter of the 1996 fiscal year, the Company underwent a change in management which was accompanied by the election of eight new of Directors (half of the Board), a new CEO, and an infusion of additional capital. Although, the effect of this change in management could not be felt operationally in the 1996 fiscal year, new management's diligence in assessing the financial condition of the Company and its decision to record adjustments will enable the Company to move forward and institute additional cost savings, revenue producing and collection policies that will in the long term, management believes, accrue to the Company's benefit.

                  Specifically, the Company expects to: increase its revenue growth in 1997 through an increased sales effort, and improvement in its recruitment and training of sales staff; continue implementation of cost cutting measures begun in 1996 which is anticipated to have more of an impact during the upcoming year; review and improve its policies and procedures as they relate to credit and collection of receivables; and to focus on the recent start-ups (The Hill and Manhattan File) and acquisitions (Westside and Nassau) in order to speed up their turnaround into income producing publications.

                  The Company expects to improve results from operations as a result of a series of budget cuts instituted during fiscal year 1996 and modified in the current year. In addition to the cutbacks in staff described above, the Company anticipates estimated annualized savings of approximately $50,000 by a change in health insurance carriers, and $650,000 through a variety of production and distribution cutbacks and repositionings such as elimination of door-to-door distribution in some areas, reduced page counts and a reduction in certain page sizes.

                  While there can be no assurances, new management believes that the steps it is undertaking to improve operations, if effective, will result in a significant improvement in the profitability of the Company.

ITEM 7.           FINANCIAL STATEMENTS.

                  The financial statements listed on page F-1 are included in this Report beginning on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Moore Stephens, P.C. (formerly named Mortenson & Associates, P.C.) served as independent auditors of the Company for the fiscal years ended November 30, 1994 and 1995 and until February 3, 1997. On February 3, 1997, Moore Stephens, P.C. was dismissed by the Company because it was determined by the Company that its best interest would be served by retaining Coopers & Lybrand, LLP. The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors. The report of Mortenson & Associates, P.C. dated March 27, 1996, relating to the financial statements of the Company as of November 30, 1995 and for the two years then ended contained a statement regarding uncertainty about the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements between the Company and Moore Stephens, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                  Cooper's & Lybrand LLP has been engaged by the Company as of February 3, 1997 as its independent auditors.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  As of February 28, 1997, the Company's directors, executive officers and other significant employees and their ages and positions are as follows:



          Name of Individual                         Age      Position with Company and Subsidiaries
          ------------------                         ---      --------------------------------------
           Gary Ackerman                             54       Director of the Company
           Thomas Allon                              33       Executive Vice President of the Company
           Robert Berkowitz                          47       Controller of the Company
           Carl Bernstein                            52       Director of the Company
           Eric Breindel                             40       Director of the Company
           John Catsimatidis                         47       Director of the Company
           Mark Dickstein                            38       Director of the Company
           Jerry Finkelstein                         80       Chairman of the Board and Director of the Company
           Sydney Gruson                             69       Director of the Company
           Andrew J. Maloney                         64       Director of the Company
           John E. McConnaughy, Jr.                  67       Director of the Company
           Robert E. Nederlander                     63       Director of the Company
           Daniel Rattiner                           57       President, Publisher, Editor and Director of DPI
           Wilbur L. Ross, Jr.                       59       Director and Chief Executive Officer of the Company
           Michael Schenkler                         51       Director and President of the Company and director
                                                                 and officer of subsidiaries
           Andrew J. Stein                           51       Director of the Company
           Sy Syms                                   70       Director of the Company
           Arthur Tarlow                             67       Director of the Company
           Hillel Weinberger                         43       Director of the Company


     Gary Ackerman has been a director of the Company since March 1990. He has served in the United States House of Representatives as a Representative from New York since March 1983. From 1979 until 1983, Mr. Ackerman was a member of the New York State Senate. From 1970 to 1979, Mr. Ackerman was the founder, editor and publisher of the Queens Tribune.

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

     Carl Bernstein was elected a director of the Company in October 1996. For more than five years, Mr. Bernstein has been a writer and journalist. During this period he has been a Contributing Editor to Time Magazine and is presently a Contributing Editor to Vanity Fair. Mr. Bernstein was the co-author, with Robert Woodward, of "All the President's Men" and "The Final Days." His most recent publications are "Loyalties: A Son's Memoir," published by Simon & Schuster, and, as co-author, "His Holiness: Pope John Paul II and The Hidden History of Our Times," published by Doubleday.

     Eric Breindel has been a director of the Company since October 1993. Mr. Breindel is Senior Vice President of News Corporation, a holding company for publishing television and other media enterprises. From 1986 until earlier this year, Mr. Breindel was Editorial Page Editor of the New York Post. He also writes for Commentary, The New Republic, The Wall Street Journal and other periodicals. He is the recipient of numerous professional awards and honors and appears regularly as a commentator on both television and radio news programs. Mr. Breindel is a graduate of Harvard College and Harvard Law School.

     John Catsimatidis has been a director of the Company since December 3, 1991. Mr. Catsimatidis is also the Chairman of Red Apple Group, Inc., a holding company for supermarket chains in New York. Since July 1988, Mr. Catsimatidis has served as Chairman of the Board and director of Sloan Supermarkets, Inc., an American Stock Exchange listed company which owns and operates supermarkets. Mr. Catsimatidis is also currently the Chairman of the Board, Chief Executive
Officer and director of United Refining Company, a refiner and retailer of petroleum products.

     Mark Dickstein was elected a director of the Company in October 1996. Since 1986, Mr. Dickstein has been President of Dickstein Partners Inc., a private investment firm. He is also a director of Carson Pirie Scott & Co. and Hill Stores Company, leading retailing organizations.

     Jerry Finkelstein has been a director of the Company since December 1987 and became Chairman of the Board in August 1993. He served as publisher of The New York Law Journal from 1960 to 1984. Mr. Finkelstein was Chairman of the Board of Struthers Wells corporation for more than five years prior to November 1993, when he resigned. Struthers Wells Corporation filed for protection under Chapter XI of the United States Bankruptcy Code in February 1994. Mr. Finkelstein is a former member of the Board of Directors of Rockefeller Center, Inc., Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation and TPI Enterprise, Inc. (formerly Telecom Plus International Inc.), a communications company. He is also a former Commissioner of the Port Authority of New York and New Jersey.

     Sydney Gruson was elected a director of the Company in October 1996. Since 1987, Mr. Gruson has been a Senior Advisor of Rothschild Inc. From 1944 to 1987, he was with The New York Times, first as a correspondent and then as a senior executive. As the time of his retirement in 1987, he was Vice-Chairman of The New York Times Company and deputy to the paper's publisher. He is also a director of The International Herald Tribune.

     Andrew J. Maloney has been a director of the Company since September 1993. He is a partner at the New York law firm of Brown & Wood. From 1986 until December 1992, Mr. Maloney was United States Attorney for the Eastern District of New York. Mr. Maloney is a graduate of the United States Military Academy at West Point and Fordham Law School.

     John E. McConnaughy , Jr. was elected a director of the Company in October 1996. Mr. McConnaughy is Chairman and CEO of JEMC Corporation, a company involved in investing. From 1969 to 1986, he served as Chairman and CEO of Peabody International Corp. ("Peabody"). From 1981, when it was spun off from Peabody, until his retirement in 1992, he served as Chairman and CEO of GEO International Corporation ("GEO"). In October 1993, GEO filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. McConnaughy is also a director of DeVlieg Bullard, Inc., Mego Financial Corp., Transact International, Inc., Pantapec International, Inc., Riddell Sports, Inc., Enviropur Waste Refining and Technologies, Inc. and Wave Systems, Inc.

     Robert E. Nederlander was elected a director of the Company in October 1996. Since 1981, he has been President of Nederlander Organization, Inc., the owner and/or operator of one of the world's largest chains of legitimate theatres. Mr. Nederlander is also a director of Riddell Sports, Inc., Mego Financial Corp., Mego Mortgage Corp., Allis Chalmers Corp. and HFS Inc.

     Daniel Rattiner is Publisher and Editor of Dan's Papers, having held these positions since he began the publication in 1960. He has also been President and a director of DPI since its organization in October 1988.

     Wilbur L. Ross, Jr. was elected a director of the Company in October 1996. Since 1988, Mr. Ross has been Senior Managing Director of Rothschild Inc. Mr. Ross is also a director of Mego Financial Corp. and Syms Corp.

     Michael Schenkler has been a director of the Company since March 1990, became a Vice President in August 1990 and was elected President in December 1991. He has been President of the Queens Tribune since 1979 and is its publisher. Prior to taking over the Queens Tribune full time in 1982, Mr. Schenkler spent 15 years as an educator employed by the Board of Education of New York City, where he served as a teacher, assistant principal and principal. Mr. Schenkler is President of all of the Company's subsidiaries other than DPI and NCNG, of which he is Vice President.

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

     Sy Syms was elected a director of the Company in October 1996. He is Chairman and Chief Executive Officer of Syms Corp., clothing retailers, a position he has held since 1983. Mr. Syms is also a director of Israel Discount Bank of New York.

     Arthur Tarlow has been a director of the Company since August 1993. He is an attorney currently of counsel to Meyer, Suozzi, English & Klein, P.C. of Mineola, New York, where he has been practicing for more than 10 years as a specialist in taxation, estates and trusts. He is also a Certified Public Accountant and was a partner in the accounting firm of David Tarlow & Company for more than 25 years until August 1995. He is currently a partner in the accounting firm of Tarlow & Tarlow. He is a member of the New York State Bar Association, admitted to practice before the U.S. Tax Court, and a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants.

     Hillel Weinberger was elected a director of the Company in October 1996. Since 1988, he has been Senior Vice President and Senior Portfolio Manager of Loews/CNA Holdings. He is also a director of Applause, Inc., a leading producer of licensed gift items.

     The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

                  Pursuant to the agreement regarding the sale of the $10 Convertible Preferred Stock, the Company's Board of Directors was increased to 16 members, of whom the holders of the $10 Convertible Preferred Stock are entitled to nominate and elect 8 members. Messrs. Bernstein, Dickstein, Gruson, McConnauaghy, Nederlander, Ross, Syms and Weinberger are the designees of the holders of the $10 Convertible Preferred Stock to serve as directors of the Company and became directors on October 28, 1996, the date of the closing of the sale of the $10 Convertible Preferred Stock. At that time, five of the then serving directors, Messrs. Joseph K. Fisher, David Jaroslawicz, William J. Kelleher, Jr., Christopher McGrath and Martin J. McLaughlin, resigned. See "Description of Securities - Preferred Stock - $10 Convertible Preferred Stock."

Section 16(a) Beneficial Ownership Reporting Compliance

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended November 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Gary Ackerman made a filing on Form 5 with respect to one transaction required to be reported earlier on Form 4 and the Report on Form 3 of Carl Bernstein was filed late.

ITEM 10.          EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

                  The following table shows compensation paid by the Company and its subsidiaries to certain of its executive officers (including the chief executive officer) for the fiscal years ended November 30, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE


                                                                         Annual Compensation                    Long-Term
                                                                                                              Compensation
                                                                                                                  Awards
                                                                                                Other
                                                                                                Annual
                                                                                              Compensa-
                                                               Salary           Bonus           tion             Options
Name and Principal Position                        Year         ($)              ($)             ($)               (#)
---------------------------                        ----        -----            -----           -----             ----
Michael Schenkler, President and Chief Exec        1996       154,621             ---            ---             10,000
utive Officer of the Company and officer of        1995       150,000             ---            ---             10,000
subsidiaries                                       1994       142,553             ---            ---             67,500
Daniel Rattiner, Officer of Dan's Papers, Inc.     1996       130,869           60,235        15,000(1)            ---
                                                   1995       127,813           61,169        15,000(1)            ---
                                                   1994       124,016           39,367        15,000(1)            ---
Jerry Finkelstein, Chairman of the Board of the    1996       195,000             ---            ---             10,000
Company                                            1995       195,000             ---            ---            360,000
                                                   1994       175,392             ---            ---            217,500
Thomas Allon, Executive Vice President of the      1996        82,341           45,000           ---               ---
Company and officer of subsidiaries                1995        80,885           45,000           ---               ---
                                                   1994        80,673           12,035           ---             40,000

--------------------------------------

(1) Mr. Rattiner is entitled to receive an aggregate of $15,000 per year for discounted trade-sale merchandise from advertisers (who provide such merchandise to Mr. Rattiner in lieu of paying the Company for advertising).



                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                  Number of                Percent of
                                 Securities              Total Options/
                                 Underlying               SARs Granted              Exercise or
                                Options/SARs              to Employees               Base Price
                                 Granted (#)             in Fiscal Year                ($/Sh)               Expiration Date
                                -------------            ---------------            ------------            ---------------
Michael Schenkler                  10,000                      5.9                      1.625                    8/17/01
Jerry Finkelstein                  10,000                      5.9                      1.625                    8/17/01


                        AGGREGATE YEAR-END OPTION VALUES
                               (November 30, 1996)


                                      Number of unexercised options at            Value of unexercised in-the-money
                                             fiscal year-end(#)                     options at fiscal year-end($)
Name                                 Exercisable          Unexercisable         Exercisable            Unexercisable
----                                 -----------          -------------         -----------            -------------
Michael Schenkler                      142,500                ---                 19,375                    ---
Jerry Finkelstein                      697,500                ---                226,250                    ---
Daniel Rattiner                         35,000                ---                  4,375                    ---

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

                  Pursuant to an employment agreement entered into by the Company and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 2003, as amended and restated, Mr. Finkelstein is employed as Chairman of the Board of Directors of the Company ("Board") at an annual salary of $195,000. Mr. Finkelstein may also be paid annual bonuses at the discretion of the Board, based upon such factors as the Company's results of operations and transactions involving the Company which are introduced to the Company by Mr. Finkelstein or in which he is otherwise involved on behalf of the Company. The Company also provides Mr. Finkelstein with medical and other benefits and perquisites. Mr. Finkelstein may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, salary and bonuses shall continue to paid to him or the legal representative of his estate until the end of the term of the agreement.

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

                  Pursuant to the agreement regarding the sale of the $10 Convertible Preferred Stock, Wilbur L. Ross, Jr. will serve as Chief Executive Officer of the Company and Chairman of the Executive Committee of the Board. In consideration for the services rendered by him in such capacities, Mr. Ross is to be paid $1 per year and was granted five-year options to purchase 200,000 shares of Common Stock at $2.00 per share under the Company's Discretionary Option Plan.

                  The Company has no established compensation arrangements with its directors. See "Directors' and Officers' Options," below.

Directors' and Officers' Options

     On August 17, 1993, the Board adopted a "Discretionary Directors and Officers Stock Option Plan" (the "Discretionary Option Plan") pursuant to which, as amended, the Board may award options to purchase an aggregate of 1,500,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under
Section 422A of the Internal Revenue Code of 1986. The only grant made under the Discretionary Option Plan during the fiscal year ended November 30, 1996, was the grant to Mr. Ross described above.

     On August 17, 1993, the Board also adopted a "Non-Discretionary Directors Stock Option Plan" (the "Non-Discretionary Option Plan") pursuant to which each director is granted on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of grant. The Non-Discretionary Plan also provides that any person becoming a director within the six month after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director. The Non-Discretionary Option Plan was approved by the shareholders of the Company on July 15, 1994. Pursuant to the Non-Discretionary Option Plan, each person who was a director of the Company (other than Mr. Ackerman) on August 17, 1996 received a grant of an option to purchase 10,000 shares of Common Stock exercisable at $1.625 per share and each person who became a director on October 28, 1996 received a grant of an option to purchase 5,000 shares of Common Stock exercisable at $2.25 per share. The latter grants completed the grants that may be made under the Non-Discretionary Option Plan.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                  The following table sets forth certain information regarding ownership of the Company's Common Stock, as of February 28, 1997, by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, by each person who is a director of the Company, by each executive officer of the Company listed in the tables in Item 10, and by all directors and officers of the Company as a group.



                                                Amount and Nature
                                                  of Beneficial                                Percent of
Beneficial Owner                                  Ownership (1)                                   Class
----------------                                 ---------------                               --------
Gary Ackerman                                        386,644 (2)                                  4.9%
         218-14 Northern Boulevard
         Bayside, N.Y. 11432
Carl Bernstein                                         5,000 (3)                                    *
         35 East 84th Street
         New York, New York 10028
Eric Breindel                                         62,500 (3)                                    *
         1211 Avenue of the Americas
         New York, N.Y. 10036
John Catsimatidis                                     55,000 (3)                                    *
         832 11th Avenue
         New York, N.Y.  10019
Mark Dickstein                                       185,000 (3)(4)                               2.3%
         120 East End Avenue
          New York, NY 10028
Jerry Finkelstein                                  1,489,503 (3)(5)                              17.4%
         150 East 58th Street
         33rd Floor
         New York, N.Y. 10158
Sydney Gruson                                          5,900 (3)(4)                                 *
        1251 Avenue of the Americas
        New York, N.Y. 10020
Andrew J. Maloney                                     53,000 (3)                                    *
         1 World Trade Center
         New York, N.Y. 10001
John E. McConnaughy, Jr.                               5,000 (3)                                    *
         637 Valley Road
         New Canaan, CT 06840
Robert E. Nederlander                                118,000 (3)(4)                               1.5%
         570 Park Avenue
         New York, N.Y. 10022
-----------------------------
Continued on next page.




                                                Amount and Nature
                                                  of Beneficial                                Percent of
Beneficial Owner                                  Ownership (1)                                   Class
----------------                               ------------------                              -----------
Daniel Rattiner                                     168,308 (3)(6)                                 2.1%
      26 Three Mile Harbor
      Hog Creek Road
      East Hampton, N.Y. 11932
Wilbur L. Ross, Jr.                                 570,000 (3)(4)(7)                              6.7%
      1251 Avenue of the Americas
      New York, NY 10020
Michael Schenkler                                   455,267 (3)(8)                                 5.7%
      174-15 Horace Harding Expressway
      Fresh Meadows, N.Y. 11365
Andrew J. Stein                                     180,000 (3)                                    2.3%
      625 Madison Avenue
      New York, N.Y. 10022
Sy Syms                                             185,000 (3)(4)                                 2.3%
      Syms Way
      Secaucus, NJ 07094
Arthur Tarlow                                        79,716 (3)                                    1.0%
      1505 Kellum Place
      Mineola, N.Y. 11501
Hillel Weinberger                                   221,000 (3)(4)                                 2.7%
      667 Madison Avenue
      New York, NY 10021
All Directors and                                 4,309,005 (3)(9)                                40.9%
      Executive Officers as
      a Group
      (19 persons)
J. Morton Davis                                   2,577,430 (10)                                  30.4%
D.H. Blair Holdings, Inc.
D.H. Blair Investment
  Banking Corp.
      44 Wall Street
      New York, N.Y. 10005

-------------------------------------------
*        Less than one percent.

(1) Based upon information furnished by the persons listed. Except as otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.

(2)      Includes 5,334 shares owned by Mr. Ackerman's children for whom Mr. Ackerman is custodian.

(3)      Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Bernstein--5,000; Mr. Breindel--46,500; Mr. Catsimatidis--55,000; Mr.
         Dickstein--85,000; Mr. Finkelstein--697,500; Mr. Gruson--5,400; Mr. Maloney--53,000; Mr.
         McConnaughy--5,000; Mr. Nederlander--45,000; Mr. Rattiner--35,000; Mr. Ross--365,000; Mr.
         Schenkler--142,500; Mr. Stein--130,000; Mr. Syms--85,000; Mr. Tarlow--67,500; Mr.






         Weinberger--101,000.

--------------------------------------------------
(Footnotes continued from prior page)

(4)      Includes the following numbers of shares issuable upon conversion of shares of $10 Convertible
         Preferred Stock: Mr. Dickstein--100,000; Mr. Gruson--500; Mr. Nederlander--50,000; Mr.
         Ross--200,000; Mr. Syms--100,000; Mr. Weinberger--120,000.

(5) Includes (i) 29,834 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and (ii) 200,000 shares owned by Mr. Finkelstein's wife.

(6)      Includes (i) 500 shares owned by Mr. Rattiner's wife and (ii) 1,800 shares issuable upon conversion of the Company's 10% Preferred Stock.

(7)      Does not include (a) 50,000 shares owned by Rothschild Inc. and (b) 50,000 shares issuable upon conversion of shares of $10 Convertible Preferred Stock owned by Rothschild North America Inc. ("RNA")
         and 40,000 shares issuable upon exercise of warrants owned by RNA. Mr. Ross disclaims beneficial ownership of all of such shares.

(8) Includes 9,000 shares that are issuable upon conversion of the Company's 10% Preferred Stock owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(9) Includes shares issuable upon the exercise of the options referred to in (3) above, and 61,666 shares issuable to Mr. Thomas Allen, Executive Vice President of the Company, upon exercises of presently exercisable stock options and 22,501 shares issuable to Mr. Robert Berkowitz, Controller of the Company, upon exercise of presently exercisable stock options.

(10)     Includes (i) 1,843,915 shares of Common Stock and Warrants to purchase 600,000 shares owned by
         D.H. Blair Investment Banking Corp. ("Blair Investment"), a wholly-owned subsidiary of D.H. Blair
         Holdings, Inc. ("Blair Holdings"), of which J. Morton Davis is a shareholder and director, (ii) 61,915 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz,
         Mr. Davis's wife, (iii) 71,600 shares owned by Rosalind Davidowitz.  Mr. Davis, Blair Holdings and Blair
         Investment expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind
         Davidowitz.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has the option, in certain circumstances, to acquire Mr. Rattiner's shares in DPI. Mr. Rattiner can require the Company to purchase his 20% interest in DPI at any time on or after October 13, 1993 for a price equal to 20% of DPI's retained earnings (if any) plus the greater of $200,000 or 20% of DPI's gross collected revenues (after deduction of advertising agency commissions) for the full fiscal year prior to the year in which notice is given. After November 26, 1997, it shall be a condition to Mr. Rattiner's right to exercise this option that DPI's after-tax profits are at least equal to 7% of the gross collected revenues (after deduction of advertising agency commissions).

     DPI leases from Mr. Rattiner 1,910 square feet of office space at an annual rate of $38,200 (plus cost-of-living adjustments) in a building on Montauk Highway, Bridgehampton, New York, for a term of ten years terminating in October 1998 (plus a five-year option).

     Rothschild Inc., of which Wilbur L. Ross, Jr. is Senior Managing Director and Sydney Gruson is Senior Advisor, furnished investment banking services to the Company in connection with the issuance and sale of the Company's $10 Convertible Preferred Stock and associated warrants. In consideration for such services, the Company issued Rothschild Inc. 50,000 shares of its Common Stock, valued at $2.00 per share.

     In May 1996, the Company, Tribco and Access obtained a $1,000,000 loan from DHBIB, a principal stockholder of the Company. The loan is repayable on May 21, 1998 and bears interest at the rate of 8 1/2% per annum payable quarterly. The loan is secured by a security interest granted by the borrowers to DHBIB on all of their personal property and fixtures and by a pledge made by the Company to DHBIB of all of the outstanding common stock of Tribco and Access. As additional consideration for the loan, the Company issued DHBIB a five-year warrant to purchase 200,000 shares of Common Stock at an initial exercise price of $2.50 per share, subject to adjustment. Effective May 17, 1996, the Company entered into an agreement with DHBIB pursuant to which DHBIB is to act as a non-exclusive financial advisor and investment banker to the Company. As an inducement to DHBIB's providing such services, the Company issued DHBIB a five-year warrant to purchase 400,000 shares of Common Stock at an initial exercise price of $2.50 per share, subject to adjustment.

     Gristede's and Red Apple Markets, supermarket chains that are owned by Red Apple Group, Inc., of which Mr. Catsimatidis is Chairman, and Sloan's Supermarkets, Inc., of which Mr. Catsimatidis is Chairman, advertise in various of the Company's publications and also utilize various of the Company's printing services. Such advertising and printing services are charged at the Company's standard rates and totaled approximately $267,000 during the fiscal year ended November 30, 1996.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits.

                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document (1)         Document
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

3.1.3             Certificate of Amendment of the Articles of                 J                   3.1.3
                  Incorporation of the Company, filed with the
                  Secretary of State of Nevada on July 26, 1994.

3.2.1             By-Laws of the Company (as amended and                      J                   3.2.1
                  restated).

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

4.2.2             Resolution of Board of Directors fixing the                 J                   4.2.2
                  terms of the 8% Convertible Preferred Stock.

4.2.3             Resolution of the Board of Directors fixing the             J                   4.2.3
                  terms of the 12% Convertible Preferred Stock.

4.2.4             Certificate of Amendment of Certificate                     J                   4.2.4
                  of Designation of 8% Convertible Preferred
                  Stock.

-------------------------------
See Notes at end of Item 13.



                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document             Document
--------          -------------                                       ---------------           ---------
4.2.5             Resolution of Board of Directors fixing the                 M
                  terms of the $10 Convertible Preferred Stock
                  (included as part of Exhibit 10.33).                                            10.33

4.7.1             Revised form of Warrant Agreement related                   J                   4.7.1
                  to Class C Warrants and Class D Warrants.

4.8               Form of Class C Warrant.                                    J                     4.8

4.9               Form of Class D Warrant.                                    J                     4.9

10.1.1            1987 Stock Option Plan, as amended.                         L                  10.1.1

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

10.7.3.1          Employment Agreement, dated as of                           K                10.7.3.1
                  October 14, 1994, between Michael Schenkler
                  and the Company.

10.7.3.2          Employment Agreement dated as of                            K                10.7.3.2
                  November 1, 1994, between Thomas Allon and the Company.

10.7.4.1          Amended and Restated Employment                             *                10.7.4.1
                  Agreement, dated October 28, 1996,
                  between Jerry Finkelstein and the Company.

10.11             Stock Option Agreement dated September                      J                    10.11
                  1, 1993, between Jerry Finkelstein and
                  the Company.




                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document             Document
-------          --------------                                       ---------------            ---------
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

10.27             Acquisition Agreement and Employment                        J                    10.27
                  Agreement between Long Island News Group,
                  Inc. and Barry Manning and MB Publishing,
                  Inc. and Barry Manning and David Manning
                  and Long Island Community Newspaper Group,
                  Inc. and the Company.

10.28             Agreement dated May 17, 1996 between D.H.                   M                    10.28
                  Blair Investment Banking Corp. ("Blair") and
                  the Company.

10.29             Loan Agreement dated May 21, 1995 among                     M                    10.29
                  Blair, the Company, Tribco Incorporated
                  ("Tribco") and Access Network Corp.
                  ("Access").

10.30             $1,000,000 Promissory Note dated May 21,                    M                    10.30
                  1996 issued by the Company, Tribco and
                  Access to the order of Blair.

10.31             Warrant dated May 17, 1996, to purchase                     M                    10.31
                  400,000 shares of the Company's Common
                  Stock issued by the Company to Blair.


                                       28



                                                                       Incorporated              Exhibit
Exhibit                                                                by Reference              No. in
Number            Description                                          from Document             Document
-------           ------------                                        ---------------           -----------
10.32             Warrant, dated May 21, 1996, to purchase                    M                    10.32
                  200,000 shares of the Company's Common
                  Stock issued by the Company to Blair.

10.33             Form of Subscription Agreement made as of                   M                    10.33
                  October  4, 1996  among the  Company  and
                  persons  designated therein as "Purchasers,"
                  including Exhibit 1 thereto, form of Certificate
                  of Designation  of $10.00  Convertible  Preferred
                  Stock, and Exhibit 2 thereto, form of Warrant.

11                Statement re computation of per share                       *
                  earnings.

16.2              Letter from Moore Stephens, P.C. dated                      N                     16.2
                  March 4, 1997.

22                Subsidiaries of the Company.                                *

27                Financial Data Schedule (filed electronically only)


         (b)               Reports on Form 8-K.

                           None



Notes:
(1)      The  Commission  file  number  assigned to the  Company's  Registration
         Statement on Form S-18,  filed with the Commission on May 29, 1986, was
         33-6126.  The  Company's  first  registration  of  a  class  of  equity securities  under the Securities  Exchange Act of 1934 became effective on February  21,  1990.  The  Commission  file  number  assigned to the
         Company at that time was 0-18299.  The Commission  file number assigned to the  Company's  Registration  Statement  on Form  S-1,  as  declared effective by the  Commission on September 19, 1990,  was 33-35484.  The
         Commission file number assigned to the Company's Registration Statement on Form S-1,  as declared  effective  by the  Commission  on October 9,
         1992, was 33-46467.
A        Annual Report of the Company on Form 10-K for the year ended November 30, 1987.
B        Registration Statement of the Company on Form S-1, No. 33-35484.
D        Current Report of the Company on Form 8-K relating to events occurring on October 31, 1988.
H        Current Report of the Company on Form 8-K relating to events occurring on May 22, 1991.
J        Registration Statement of the Company on Form S-1, No. 33-46467.
K        Annual Report of the Company on Form 10-KSB for the year ended November 30, 1994.
L        Annual Report of the Company on Form 10-KSB for the year ended November 30, 1995.
M        Quarterly Report of the Company on Form 10-QSB for the quarter ended August 31, 1996.
N        Current Report of the Company on Form 8-K/A relating to event occurring on February 3, 1997.

*        Filed herewith.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES
Index to Consolidated Financial Statements




                                                                       Page


Report of Independent Accountants                                       2-3

Consolidated Balance Sheet as of November 30, 1996                      4-5

Consolidated Statements of Operations for the years ended
    November 30, 1996 and 1995                                          6

Consolidated Statements of Stockholders' Equity for the years ended
     November 30, 1996 and 1995                                         7

Consolidated Statements of Cash Flows for the years ended
    November 30, 1996 and 1995                                          8-9

Notes to Consolidated Financial Statements                             10-26

Report of Independent Accountants


To the Board of Directors and Stockholders of News Communications, Inc.
Fresh Meadows, New York

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of November 30, 1996, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended November 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Communications, Inc. and Subsidiaries as of November 30, 1996, and the consolidated results of their operations and their cash flows for the year ended November 30, 1996, in conformity with generally accepted accounting principles.





Coopers & Lybrand L.L.P.




New York, New York
March 12, 1997

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of News Communications, Inc.
   Fresh Meadows, New York


                  We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of News Communications, Inc. and its subsidiaries for the year ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of News Communications, Inc. and its subsidiaries for the year ended November 30, 1995, in conformity with generally accepted accounting principles.








                                                       MOORE STEPHENS, P.C.
                                                  Certified Public Accountants.



Cranford, New Jersey
March 27, 1996

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Balance Sheet
As of November 30, 1996




                                          Assets:
Current assets:
    Cash                                                                                             $       1,494,887
    Restricted cash                                                                                            198,390
    Accounts receivable - [less: allowance for doubtful accounts of $862,615]                                3,862,405
    Due from related parties                                                                                    14,000
    Other                                                                                                      130,445
                                                                                                    ------------------
            Total current assets                                                                             5,700,127

Property and equipment - at cost - net                                                                         520,791

Other assets:
    Goodwill - net                                                                                           3,373,535
    Other - net                                                                                                116,671
                                                                                                    ------------------
            Total other assets                                                                               3,490,206
                                                                                                    ------------------
            Total assets                                                                          $          9,711,124
                                                                                                    ==================





See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES


Consolidated Balance Sheet

As of November 30, 1996



                           Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                                                              $          1,100,720
    Accrued expenses                                                                                           642,656
    Accrued payroll and payroll taxes                                                                          453,639
    Note payable                                                                                             1,175,000
    Due to related party                                                                                        59,688

    Unearned revenue                                                                                           122,653

                                                                                                    ------------------
               Total current liabilities                                                                     3,554,356


Related party - long term debt                                                                                 953,333

                                                                                                    ------------------

Total Liabilities                                                                                            4,507,689

                                                                                                    ------------------
Commitments and contingencies
Minority interest                                                                                              114,228
                                                                                                    ------------------
Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized; $2,577,000                                   200,449
     aggregate liquidation value
       Common stock, $.01 par value; authorized 100,000,000 shares;
         8,038,039 shares issued                                                                                80,380
Paid-in capital - preferred stock                                                                            2,201,690
Paid-in-capital - common stock                                                                              14,062,652
Retained deficit                                                                                           (11,047,235)
                                                                                                    ------------------
                                                                                                             5,497,936
Less:  Treasury stock [151,000 common shares] - at cost                                                        408,729

              Total stockholders' equity                                                                     5,089,207
                                                                                                    ------------------
              Total liabilities and stockholders' equity                                          $          9,711,124
                                                                                                    ==================


See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended November 30, 1996 and 1995



                                                                                  1996                  1995
                                                                            -----------------     ------------------
Net revenues                                                                 $     18,334,866      $      18,113,462
                                                                            -----------------     ------------------

Operating expenses:
     Salaries, benefits and outside labor costs                                     9,818,203              9,511,879
     Direct mechanical costs                                                        6,968,414              6,606,636
     General and administrative                                                     2,762,303              2,408,344
     Provision for doubtful accounts                                                1,481,589                396,000
     Rent, occupancy and utilities                                                    941,874                870,949
                                                                            -----------------     ------------------

              Total operating expenses                                          219,723,38383             19,793,808
              Loss from operations                                                 (3,637,517)            (1,680,346)


Other income (expense):
     Interest expense                                                                (177,471)               (32,608)
     Interest income                                                                   ---                    28,708

                                                                            -----------------     ------------------

              Total other income (expense)                                          (177,471)                (3,900)

                                                                            -----------------     ------------------

Loss before income taxes and minority interest                                    (3,814,988)            (1,684,246)
Provision for income taxes                                                             ---                    ---
                                                                            -----------------     ------------------

              Net loss before minority interest                                   (3,814,988)            (1,684,246)

Less: Minority interest in income of subsidiary                                        66,440                 47,788

                                                                            -----------------    -------------------
                  Net loss                                                   $    (3,881,428)        $   (1,732,034)
                                                                            =================       ================
Loss per common share                                                        $          (.49)        $         (.22)
                                                                            =================       ================
Weighted average number of common shares outstanding                         $      7,991,997        $     7,966,186
                                                                            =================       ================




See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                       Paid-in                        Paid-in

                                Preferred              Capital    Commom              Capital                             Total

                                  Stock    Preferred  Preferred   Stock    Common     Common    Retained     Treasury  Stockholders'

                                 (Shares)     Stock     Stock    (Shares)   Stock      Stock     Deficit      Stock       Equity
                                 --------    -------   -------   --------  -------    --------  ---------    --------    -----------


  Balance, November 30, 1994       449   $    449    $ 519,873  7,915,776  $79,157  $13,648,238 $(5,319,053)  $408,729   $8,519,935

Stock issued in connection
 with exercise of C warrants        -          -          -        24,561      246       46,891       -           -          47,137

Stock issued in connection with
 exercise of options                -          -          -        10,000      100       12,400       -           -          12,500

Stock issued as preferred
 dividends                          -          -          -         7,238       73       15,927     (16,000)      -             -

Dividend on preferred stock         -          -          -           -         -           -       (41,360)      -         (41,360)

Net loss                            -          -          -           -         -           -    (1,732,034)      -      (1,732,034)
                                ----------------------------------------------------------------------------------------------------
  Balance, November 30, 1995       449        449      519,873  7,957,665   79,576   13,723,456  (7,108,447)   408,729    6,806,178

Stock issued in connection with
 exercise of C warrants             -          -          -         9,750       98       19,402       -           -          19,500

Stock issued in connection with
 exercise of options                -          -          -        10,000      100       12,400       -           -          12,500

Issuance of $10 Convertible
 Preferred Stock                20,000    200,000    1,800,000        -         -           -         -           -       2,000,000

Costs of raising capital            -          -      (118,183)    50,000      500       99,500       -           -         (18,183)

Warrants issued in connection
 with long term debt                -          -          -           -         -        64,000       -           -          64,000

Warrants issued in connection
 with consulting services           -          -          -           -         -       128,000       -           -         128,000

Stock issued as preferred
 dividends                          -          -          -        10,624      106       15,894     (16,000)      -             -

Dividend on preferred stock         -          -          -           -         -           -       (41,360)      -         (41,360)

Net loss                            -          -          -           -         -           -    (3,881,428)      -      (3,881,428)
                              ------------------------------------------------------------------------------------------------------

  Balance, November 30, 1996    20,449   $200,449   $2,201,690  8,038,039  $80,380  $14,062,652 $(11,047,235) $408,729   $5,089,207
                              ========= =========   =========== =========  =======  =========== ============= ========   ===========



See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statement of Cash Flows

For the years ended November 30, 1996 and 1995

                                                                       1996                           1995
                                                                ---------------------------------------------------------
Operating activities:
    Net loss                                                     $  (3,881,428)                $   (1,732,034)
                                                                ---------------------------------------------------------


Adjustments to reconcile net loss to net cash (used for)
  operating activities:
        Depreciation and amortization                                  514,110                        494,606
        Provision for doubtful accounts                              1,481,589                        396,000
        Compensation recognized related to warrants issued             128,000                              -
        Amortization of debt discount                                   17,333                              -
        Minority interest                                               66,440                         47,788

    Changes in assets and liabilities:
        (Increase) decrease in:
            Account receivable                                        (613,313)                    (1,526,791)
            Other current assets                                       (52,375)                        84,138
            Other assets                                                 2,929                          8,850
            Related party receivable                                   105,233                        (39,112)

       Increase (decrease) in:
            Accounts payable and accrued expenses                     (185,777)                        69,395
            Accrued payroll and payroll taxes                          131,487                        191,284
            Other current liabilities                                  122,653                         (6,440)
            Related party payable                                       30,506                         29,182
                                                                  ---------------------------------------------------
                   Total adjustments                                 1,748,815                       (251,100)
                                                                  ---------------------------------------------------
                   Net cash - operating activities - forward        (2,132,613)                    (1,983,134)
                                                                  ---------------------------------------------------

Investing activities:
    Capital expenditures                                               (50,431)                      (148,409)
    Sale of marketable securities                                            -                        924,633
                                                                  ---------------------------------------------------
                   Net cash - investing activities - forward           (50,431)                       776,224
                                                                  ---------------------------------------------------
Financing activities:
    Proceeds from preferred stock                                    2,000,000                              -
    Proceeds from exercise of stock options                             12,500                         12,500
    Costs of raising capital                                           (18,183)                             -
    Proceeds from exercise of warrants and underwriter option           19,500                         47,137
    Principal payments on notes payable                                (24,000)                       (99,750)
    Dividend on preferred  stock                                       (41,360)                       (41,360)
    Proceeds from notes payable                                      1,675,000                        500,000
                                                                  ---------------------------------------------------
                       Net cash - financing activities - forward     3,623,457                        418,527
                                                                  ---------------------------------------------------


See Notes to the Consolidated Financial Statements.



                                                                        1996                            1995
                                                                  ---------------------------------------------------------
Net cash - operating activities - forwarded                     $   (2,132,613)                 $   (1,983,134)

Net cash - investing activities - forwarded                            (50,431)                        776,224

Net cash - financing activities - forwarded                          3,623,457                         418,527
                                                                  ---------------------------------------------------------

              Net increase (decrease) in cash                        1,440,413                        (788,383)

Cash - beginning of year                                                54,474                         842,857
                                                                  ---------------------------------------------------------

Cash - end of year                                              $    1,494,887                  $       54,474
                                                                  =========================================================

Supplemental disclosure of cash flow information:

               Cash paid during the year for interest           $      130,969                  $       19,704











See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



1.       Organization and Industry Segment:

News Communications, Inc., a Nevada corporation, is primarily engaged, through various wholly-owned and majority-owned subsidiaries in the publication and distribution of advertiser supported, community oriented newspapers and a magazine. The Company's publishing subsidiaries are Access Network Corp. ["Access"], Manhattan Publishing Corp. ["MPC"], Tribco Incorporated ["Tribco"], Dan's Papers, Inc. ["DPI"], Parkchester Publishing Co., Inc. ["Bronx Press
Review"], Nassau Community Newspaper Group, Inc. ["Nassau Newspapers"], Manhattan File Publishing, Inc, ["Manhattan File"], Capitol Hill Publishing, Inc. ["Capitol Hill"], Brooklyn Newspaper Publishing, Inc. ["Brooklyn"] and West Side Newspaper Corp. ["West Side"]. News Communications, Inc. and Subsidiaries [the "Company"] function in one industry segment, that is the news publication business.



2.       Summary of Significant Accounting Policies:

Consolidation - The consolidated financial statements of the Company include the
accounts  of  the  parent  company  and  its  wholly-owned  and   majority-owned
subsidiaries. All material intercompany transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management with respect to the Company's allowance for doubtful accounts, amortization relating to goodwill, depreciation and amortization in connection with property and equipment, and the possible outcome of outstanding litigation among other items. Actual results could differ from those estimates.

Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:


                                                Years



      Transportation equipment                  5

      Furniture, fixtures and office
      equipment                                 5-10

      Leasehold improvements                    Shorter of useful life of asset
                                                or length of lease

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued





Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis. The Company's policy is to record an impairment loss against the net unamortized cost of goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. At each balance sheet date, the Company evaluates the realizability of goodwill for each subsidiary having a material goodwill balance. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future non-discounted net income of the subsidiary would become less than the carrying amount of the goodwill asset. An impairment loss would be recognized if the unamortized goodwill balance exceeds the non-discounted cash flows of the subsidiaries. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at November 30, 1996.

Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications.

Direct Mechanical Costs - Production and distribution related expenses are classified as direct mechanical costs.

Seasonality - One of the Company's publications (which generated approximately 18% of revenues in fiscal 1996 and 1995) is a resort area newspaper, which earns a significant portion of its revenue during the summer months.

Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and Eastern Long Island.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1996, the Company had approximately $1,600,000 with financial institutions subject to a credit risk beyond the insured amount.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

Restricted Cash - Cash received in connection with the October 1996 exercise of Redeemable Class C warrants, for which common stock has yet to be issued, is reflected as restricted cash [See Note 15].

Stock-Based Compensation - Stock-based employee, officer and director compensation is accounted for in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees, officers and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount a receipient must pay to acquire the stock. For the years ended November 30, 1996 and 1995, the Company only has granted options at market value on the date of grant. Accordingly, no compensation cost has been recognized for stock option plans [See Note 14].



   3.    Property and Equipment and Depreciation and Amortization:

Major classes of property and equipment as of November 30, 1996 are as follows:


   Leasehold improvements                              $  326,300
   Computer equipment                                     445,549
   Machinery and equipment                                227,261
   Furniture and fixtures and office equipment            236,911
   Distribution boxes                                     119,492
   Automobiles                                             31,987
                                                       --------------
       Total - at cost                                  1,387,500
   Less:  Accumulated depreciation and amortization       866,709
                                                       --------------
       Property and equipment - net                    $  520,791
                                                       --------------


Depreciation and amortization expense for the years ended November 30, 1996 and 1995 amounted to $187,076 and $179,477, respectively.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

    4.   Intangible Assets:

A breakdown of intangible assets at November 30, 1996 is as follows:

                         Amortization
                            Period
                             Years        Cost        Amortization        Net



  Goodwill                   10-20    $ 5,101,219     $ 1,727,684   $ 3,373,535
                                      ============    =============   ==========

  Covenant not-to-compete      5      $   127,400     $   127,400   $         0
                                      ============    =============   ==========

  Organization costs           5      $    67,933     $      23,131 $    44,802
                                      ============    =============   ==========



Covenant not-to-compete and organization costs are included in the caption "Other Assets" on the balance sheet.

Amortization expense of $327,034 and $315,129 was recognized for the years ended November 30, 1996 and 1995, respectively.



     5.  Notes Payable

Short-term note payable at November 30, 1996 consisted of a $1,175,000 offering basis loan due on January 6, 1997 at the Bank's prime rate plus 2 percent. The prime rate at November 30, 1996 was 8.25 percent. While under no obligation to do so, the Bank, at its sole option, can continue to extend the due date of the loan in intervals of two months.

On January 6, 1997, the due date of the loan was extended to March 6, 1997. However, $275,000 of the note was paid prior to that date. On March 6, 1997, the due date of the remaining loan balance was extended to May 6, 1997.

All of the Company's accounts receivable are pledged as collateral for the loan.

Long-term note payable in the amount of $ 953,333 (net of unamortized discount of $46,667) at November 30, 1996 consisted of a promissory note due to a principal shareholder of the Company. The note is due on May 21, 1998, and has a stated interest rate of 8.5 percent per annum. Interest is payable quarterly commencing July 1, 1996. As additional consideration for the promissory note, detachable warrants to purchase 200,000 shares of the Company's common stock at $2.50 per share were issued to the lender and, accordingly, $64,000 of the proceeds of the promissory note was allocated to the detachable warrants and included in additional paid-in-capital - common stock. All

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

of the assets of the Company, as well as all of the outstanding common stock of Tribco and Access, are pledged as collateral for the note.

Interest expense for the years ended November 30, 1996 and 1995 amounted to approximately $177,000 and $32,600, respectively.



     6.  Fair Value of Financial Instruments

Statement of Financial Accounting Standards ["SFAS"] No. 107, "Disclosures about Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments include cash and cash equivalents, trade receivables, trade payables, and current and long-term debt. The carrying value of the Company's financial instruments approximates fair value. The fair values of cash and cash equivalents, net accounts receivable, trade payables and short-term debt approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is estimated based on discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.



     7.  Related Parties:

Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $49,000 and $48,000 for the years ended November 30, 1996 and 1995, respectively. The lease commitment is adjusted annually based on the consumer price index as of November. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 1998.

At November 30, 1996, amounts owed to an officer of a subsidiary of the Company for a bonus and expenses amounted to approximately $60,000.

As discussed in Note 5, at November 30, 1996, the Company has a long term note payable due to a principal shareholder. The Company also has issued 600,000 warrants to a principal shareholder, for which a total value of $192,000 has been assigned [See Note 15].

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

Revenues from related parties amounted to $354,125 and $28,135 during the years ended November 30, 1996 and 1995, respectively.


     8.  Leases:

The Company leases all operating facilities under operating leases expiring through January 2001. Rent expense under operating leases was approximately $512,000 and $464,000 for years ending November 30, 1996 and 1995, respectively.

The future minimum payments under non-cancelable operating leases consisted of the following at November 30, 1996:

                Fiscal Year Ending             Operating
                    November 30,                 Leases

                      1997                    $  446,236

                      1998                       451,929

                      1999                       335,763

                      2000                       201,742

                      2001                        12,564
                                               -------------

                                              $1,448,234

The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

     9.  Commitments and Contingencies:

              A subsidiary of the Company has indemnified two former employees and a director from adverse judgments and legal fees arising in connection with certain legal actions, except such adverse judgments as may be based on claims that allege or involve wrongful conduct by said former employees and director.

              The Company has an employment agreement expiring in 1998 with the President of DPI. The agreement stipulates an annual salary of $100,000 per year, adjusted for increases in the consumer price index, plus a bonus in each fiscal year based on net profits [as defined] of DPI, and fringe benefits totaling approximately $25,000 annually.

              The President of DPI has a put option that requires the Company to buy his 20% interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. The option may be exercised only if the after tax profit [for the fiscal year preceding exercise] is at least equal to seven percent of gross revenues [net of agency commissions] for such fiscal year. The put option, by its terms, is not exercisable at November 30, 1996. The option is related to the 1988 acquisition of DPI by the Company.

              The Company has an employment contract, through October 14, 1999, with its President. The contract stipulates an annual base salary of $150,000 plus bonuses as determined by the board of directors.

              In August 1993, the Chairman of the Board entered into a five year employment agreement with the Company. In October 1996, the agreement was amended to extend the employment period through August 2003. The agreement calls for an annual salary of $195,000 and certain other benefits. Stock options for 300,000 shares of the Company's Common Stock at an exercise price of approximately $2.38 per share expiring on August 31, 1998 were awarded to the Chairman in connection with the agreement. At his request, the Company will also provide the Chairman of the Board with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. The Chairman of the Board may terminate the agreement at any time on at least 10 days' notice to the Company.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

              In the event of his permanent disability or death, amounts of salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

              In November 1994, the Executive Vice-President of the Company entered into a three year employment agreement with the Company at an annual salary of $80,000 [subject to cost-of-living increases] plus a bonus based on 5 percent of the net profits of the Company derived from [for fiscal years beginning December 1, 1994] Access, MPC, Manhattan File and West Side. Such bonus is to be no less than $45,000, nor more than $70,000.

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



     10.          Legal Proceedings:

              An action entitled Jean Jee v. News Communications, Inc., was instituted in the Supreme Court, New York County, in January 1991. The complaint alleges libel claims against the Company in connection with an article printed in the Manhattan Spirit and claims $2,000,000 in compensatory damages and unspecified punitive damages. The Company has filed an answer denying the material allegations of the complaint. Discovery has not yet commenced and there has been no activity in the case for a number of years. Management believes, although there can be no assurance, that, based upon the application of the relevant law [as explained to management by counsel representing the Company] to the facts known to it, the claims asserted in this action are without merit.

              An action entitled Tracey Robinson v. The Hill, News Communica-tions, Inc., and Media Venture Group, Inc., was initiated in September 1996 in the United States District Court

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

              for the District of Columbia in which the Plaintiff, a former national advertising executive for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million. The Company believes that the claim is without merit and has filed an answer denying the material allegations of the complaint and asserting affirmative defenses. The Company intends to defend the action vigorously. The action is presently in the early stages of the discovery process.

              Management of the Company is unable to predict or determine the final outcome of the aforementioned proceedings or whether the resolution of the matters could materially affect the Company's financial position, results of operations, or liquidity.


     11.          Common Stock:

              At November 30, 1996, the Company has approximately 8,443,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock and exercise of options and warrants. In addition, the Company has reserved for issuance 162,143 shares of common stock (valued by the Company at approximately $355,000) in connection with the Company's 1993 acquisition of the Nassau Newspapers, which is to be issued by the Company at various installment dates ending December 9, 1998.


     12.          Preferred Stock:

              Preferred Stock at November 30, 1996 consisted of the following:


10% non-voting convertible preferred stock, 1,250 shares authorized; 32 issued and outstanding, $500 per share per annum cumulative dividends, $160,000 liquidation value
                                                                       $ 32


8%  convertible   preferred  stock,  500  shares  authorized,   217  issued  and
outstanding, $80 per share per annum cumulative dividends, $217,000 liquidation value

                                                                        217

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued



12% convertible preferred stock, 200 shares authorized, 200 shares issued and outstanding, $120 per share per annum cumulative dividends, $200,000 liquidation value
                                                                    200

$10  convertible   preferred  stock,  200,000  shares  authorized,   issued  and
outstanding, $2,000,000 liquidation value

                                                                200,000

     (a) The 10% Non-voting Convertible Preferred Stock is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 1,800 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

         In October 1996, the Company distributed 10,624 shares of its common stock in payment of a $500 dividend per share due holders as of September 19, 1996 on each of the 32 shares of 10% Non-voting Convertible Preferred Stock. As a result, common stock at par was increased by $106, additional paid-in-capital - common stock was increased by $15,894 and retained earnings was decreased by $16,000.

         In September 1995, the Company distributed 7,300 shares of its common stock in payment of a $500 dividend per share due holders as of September 19, 1995 on each of 32 shares of 10% Convertible Preferred Stock. As a result, common stock at par was increased by $73, additional paid-in-capital - common stock was increased by $15,927 and retained earnings was decreased by $16,000.

     (b) The 8% Convertible Preferred Stock and the 12% Convertible Preferred Stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% and 12% Convertible Preferred Stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price of $2.10, which is subject to standard anti-dilution provisions. The 8% and 12% Convertible Preferred Stock have no voting rights except if the Company is in default of four consecutive dividend payments, then holders are entitled to vote.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

         During the years ended November 30, 1996 and 1995, cash dividends totaling $41,360 each year were paid to the holders of the 8% Convertible Preferred Stock and the 12% Convertible Preferred Stock. At November 30, 1996, the 8% Cumulative Preferred Stock dividend amounted to $4,328 or $20 per share and the 12% Cumulative Preferred Stock dividend amounted to
         $5,984 or $30 per share.

         In December 1996, a holder of the Company's 8% Convertible Preferred Stock converted 50 shares to 23,809 shares of common stock and 23,809 warrants to purchase common stock exercisable at $2.10 per share.

     (c) In October 1996, the Company entered into an agreement with a group of investors to which the company issued 200,000 shares of a newly designated $10.00 Convertible Preferred Stock and warrants to purchase 800,000 shares of common stock at $2.00 per share for an aggregate consideration of $2,000,000. The holders of $10 Convertible Preferred Stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of Directors of the Company.

         Dividends on the $10 Convertible Preferred Stock are noncumulative and are payable at a rate of five times the amount of dividends, if any, per share declared and paid by the Company on its common stock. During 1996, no dividends were declared and paid on the $10 Convertible Preferred Stock.

         The holders of the $10 Convertible Preferred Stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 Convertible Preferred Stock may be converted shall be obtained by dividing $10 by a conversion price. The conversion price is initially set at $2.00, and is subject to adjustments generally for dilution or decline in the market price below $2.00.

         The holders of the $10 Convertible Preferred Stock have substantially the same voting rights as the holders of the Company's common stock; however, the vote of the holders of the $10 Convertible Preferred Stock, acting as a single class, is required for shareholder approval of certain corporate matters to be considered obtained. Each holder of the $10 Convertible Preferred Stock is entitled to the number of votes that he or she would have had if each share of $10 Convertible Preferred Stock had been converted into shares of common stock

              .

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

   13.    Treasury Stock:

           Treasury stock is shown at cost and consists of 151,000 shares of Common Stock.



   14.   Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value, and the Company may continue to account for its employee plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. The Company does not expect to adopt the new accounting standard for its employee stock-based compensation plans. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS No. 123 accounting standard had been adopted. If the Company chooses to continue to apply the provisions of APB Opinion No. 25, adoption of the SFAS No. 123 disclosure requirements is not required by the Company until 1997, at which time comparative pro forma disclosures will be presented for grants of employee stock-based compensation made in 1996 and 1997.

         The accounting requirements of SFAS No. 123 for transactions with other than employees are mandatory and are effective for transactions entered into after December 15, 1995. The Company has applied the recognition provisions of SFAS No. 123 for those non-employee transactions entered into subsequent to December 15, 1995.

         Information regarding the Company's stock option plans is as follows:

     (a) Stock Option Plan - The Company has a Stock Option Plan [the Plan] pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. Under the Plan, a maximum of 366,666 shares of common stock is available for issuance. The option price will be the fair market value [110% of the fair market value for Qualified Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock] as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. At November 30, 1996 and 1995, approximately 121,200 and 64,200 options were exercisable, respectively. The following is a summary of transactions:

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued




                                                                             1996                      1995
                                                                       ----------------- ----------------------

                 Outstanding - Beginning of year                          179,167                       136,166
                  Granted during the year                                              -                 58,001

                  Terminated during the year                                           -                 15,000

                                                                       ----------------- ----------------------

                  Outstanding - End of year (1)                          179,167                        179,167

                                                                       ================= ======================


                (1) With an exercise price per share ranging from $2.00 to $9.00, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992. The options outstanding at November 30, 1995 include options granted on July 5, 1995 that were approved by the Company's stockholders on December 15, 1995. The weighted average exercise price at November 30, 1996 was $2.24 per share.


        At November 30, 1996 and 1995, there were 187,500 shares (after giving effect to the December 15, 1995 amendment to the Stock Option Plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants.

     (b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended [the "Discretionary Option Plan"] pursuant to which the Board may award options to purchase an aggregate of 1,500,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years), and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986.

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

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

        The following is a summary of transactions relating the Directors and Officers Stock Option Plans:



                                                                                    1996                    1995
                                                                    -----------------------------  ------------------------

                  Outstanding - Beginning of year                                       1,760,500                 1,290,500
                 Granted during the year                                                  360,000                   470,000
                                                                    -----------------------------  ------------------------

                        Outstanding - End of the year (1)                               2,120,500                 1,760,500

                                                                    =============================  ========================

                 (1) With an exercise price per share ranging from $1.25 to $2.69.  The weighted average exercise price at November 30, 1996 was $2.23 per share.


   15.   Stock Warrants

   At November 30, 1996, the Company has 2,437,130 of common stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

   Redeemable Class C Warrants - Each Class C Warrant, which entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share, became exercisable October 9, 1993 and expired October 9, 1996. During the year ended November 30, 1995, 24,561 Redeemable Class C Warrants were exercised. The net proceeds of these transactions was $47,137. During the year ended November 30, 1996, 107,945 Redeemable Class C Warrants were exercised for proceeds of $215,890. Common stock has yet to be issued in connection with the October 1996 exercise of 99,195 of the Redeemable Class C warrants. The proceeds received from the exercise ($198,390) are reflected as "Restricted Cash" with a corresponding liability reflected in "Other Current Liabilities" in the consolidated financial statements.

   Redeemable Class D Warrants - Each Class D Warrant, which entitles the holder to purchase one share of the Company's Common Stock at $3.00 per share, became exercisable October 9, 1993 and expire October 9, 1998. The Class D Warrants are redeemable by the Company under certain conditions. At November 30, 1996 and 1995, the Company had outstanding 853,935 Redeemable Class D Warrants.

   Non-Redeemable Warrants - At November 30, 1996 and 1995, the Company had outstanding 1,485,000 and 85,000 non-redeemable warrants, respectively. Each warrant entitles the holder

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

   to purchase one share of the Company's common stock at an exercise price ranging from $1.38 to $3.00 per share. The warrants are all currently exercisable and expire on the following dates:


                        Number of Warrants              Expiration Date
                             85,000                       October 1998
                            100,000                           May 1999
                            600,000                           May 2001
                            800,000                       October 2001


   There were no exercises of non-redeemable warrants during the years ended November 30, 1996 and 1995.

   All of the warrants that expire May 2001 were issued to a principal shareholder of the Company, of which 200,000 were issued in connection with a promissory note [See Note 5] and 400,000 were issued as consideration for consulting services.



   16.   Income Taxes

   The Company has a deferred tax asset amounting to $3,342,329 at November 30, 1996, principally relating to net operating loss carryforwards of $7,493,210 and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. No amount of current or deferred federal or state income tax is presented.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

   As of November 30, 1996, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:


                          Expiring in Years Ending
                                November 30,                                      Carryforwards
                       --------------------------------------        -----------------------------------

                              2004                                           $           202,301

                              2005                                                       937,798

                              2006                                                       369,706

                              2007                                                       701,056

                              2008                                                             0

                              2009                                                       263,267

                              2010                                                       911,832

                              2011                                                     4,107,250

                                                                             -------------------
                                         Total                               $         7,493,210

                                                                             ===================


   17.   Loss Per Share

         Loss per share amounts are computed by dividing the net loss after deduction of preferred stock dividends by the weighted average number of shares outstanding. Options, warrants and convertible preferred stock are assumed converted if dilutive.


   18.    New Authoritative Accounting Pronouncements

         The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed of," in March of 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company does not expect that SFAS No. 121 will have a material impact on its consolidated financial statements.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued
   19.   Significant Fourth Quarter Adjustments

         During the fourth quarter of 1996, the Company recorded a charge of $1,300,000 to increase the allowance for doubtful accounts and write off certain accounts receivable balances. In addition, a charge of approximately $150,000 was recorded relating to overdue state and local franchise

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEWS COMMUNICATIONS, INC.

Date:    March 14, 1997                        BY: /s/ Wilbur L. Ross, Jr.
                                                  ------------------------
                                                      Wilbur L. Ross, Jr.
                                                    Chief Executive Officer


                  In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                          Title                                                  Date

/s/   Wilbur L. Ross, Jr.                              Director and Chief Executive Officer                        March 14, 1997
--------------------------------------                 (Principal Executive Officer)
        (Wilbur L. Ross, Jr.)

/s/   Jerry Finkelstein                                Director                                                    March 14, 1997
--------------------------------------
         (Jerry Finkelstein)

/s/   Michael Schenkler                                Director                                                    March 14, 1997
--------------------------------------
         (Michael Schenkler)

/s/   Robert Berkowitz                                 Controller (Principal Financial and                         March 14, 1997
--------------------------------------                  Accounting Officer)
        (Robert Berkowitz)

/s/   Gary Ackerman                                    Director                                                    March 14, 1997
--------------------------------------
          (Gary Ackerman)

/s/   Carl Bernstein                                   Director                                                    March 14, 1997
--------------------------------------
         (Carl Bernstein)

/s/   Eric Briendel                                    Director                                                    March 14, 1997
--------------------------------------
          (Eric Briendel)

/s/   John Catsimatidis                                Director                                                    March 14, 1997
--------------------------------------
         (John Catsimatidis)

/s/   Mark Dickstein                                   Director                                                    March 14, 1997
--------------------------------------
          (Mark Dickstein)

/s/   Sydney Gruson                                    Director                                                    March 14, 1997
--------------------------------------
         (Sydney Gruson)





           Signature                                        Title                                                     Date

/s/   Andrew J. Maloney                                Director                                                    March 14, 1997
--------------------------------------
        (Andrew J. Maloney)

/s/   John E. McConnaughy, Jr.                                                    Director
--------------------------------------
      (John E. McConnaughy, Jr.)

/s/   Robert E. Nederlander                            Director                                                    March 14, 1997
--------------------------------------
        (Robert E. Nederlander)

/s/   Andrew J. Stein                                  Director                                                    March 14, 1997
--------------------------------------
         (Andrew J. Stein)

/s/   Sy Syms                                          Director                                                    March 14, 1997
--------------------------------------
            (Sy Syms)

/s/   Arthur Tarlow                                    Director                                                    March 14, 1997
--------------------------------------
          (Arthur Tarlow)

/s/   Hillel Weinberger                                Director                                                    March 14, 1997
--------------------------------------
         (Hillel Weinberger)



                                  EXHIBIT INDEX





Exhibit No.                  Description                                                               Page No.

10.7.4.1                     Amended and Restated Employment Agreement, dated                       33
                             October 28, 1996, between Jerry Finkelstein and the
                             Company

11                           Statement re computation of per share earnings                         38

22                           Subsidiaries of the Company                                            39

27                           Financial Data Schedule (filed electronically only)                    40

