Form 10KSB/A
period 1996-11-30
NEWS COMMUNICATIONS INC
filed 1997-03-20
CIK 794487

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

                  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  The issuer's revenues for its most recent fiscal year were $18,334,866.

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

     In addition, the 1996 financial statements contain adjustments related to the following items: $154,000 accrual of prior year franchise taxes; $145,000 charge for warrants issued in connection with consulting services and a loan; $79,000 liability related to accrued vacation time; $123,000 deferral of prepaid classified revenue; $68,000 accrual of an adjustment to workers compensation insurance premiums; $82,000 charge for a publisher's bonus in order to reflect charges on a current basis; $43,000 accrual of sales commissions in order to reflect charges on a current basis.

     The effect of the above financial adjustments is a reported increase in loss as compared to previous years of approximately $1,780,000. The total net loss for 1996 was approximately $3,881,000 an increase of $2,149,000 or 124% from 1995's loss of $1,732,000.

     Total revenues in 1996 were approximately $220,000 (1%) over 1995, even though 1995 had the benefit of an additional issue for most publications. The increase in revenues was primarily attributable to the Queens Tribune's expansion with the "Bayside Trib at Home ($230,000, 7%);" Brooklyn Skyline's expansion into a fifth zone ($194,000, 8%); Manhattan File's additional special supplements ($230,000, 15%), and Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons, and positioning itself as the advertising standard on Long Island's east end ($222,000, 7%).

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

     Salaries and outside labor costs increased approximately $306,000 (3%) in 1996. Savings from budget cuts phased in beginning the second quarter of 1996 which reduced staff 11% to 274 at November 30, 1996 from 307 employees at the end of 1995 were offset by additional labor costs relating to the expansions in publications noted above and increased sales commissions and bonuses.

     Direct mechanical costs increased approximately $360,000 (5%) in 1996 mostly as a result of printing costs which increased as a result of expansions noted above and newsprint prices which were at a historic high until May 1996. Although prices have decreased, they are still generally higher than prices at the beginning of 1995.

     The provision for doubtful accounts increased $1,086,000 as a result of the Company modifying its assumptions in estimating its allowance for bad debt as of November 30, 1996. (Write-offs of $2,044,000 were taken against the increased allowance for bad debt.) A charge for warrants issued in connection with a consulting agreement ($128,000), recording of a liability for accrued vacation time ($79,000) and franchise taxes ($154,000) were the primary causes for the increase in General and Administrative costs. Additional bank loans and the loan from shareholder caused the increase in interest expense of approximately $177,000.

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

OUTLOOK

                  In the last quarter of the 1996 fiscal year, the Company underwent a change in management which was accompanied by the election of eight new Directors (half of the Board), a new CEO, and an infusion of additional capital. Although, the effect of this change in management could not be felt operationally in the 1996 fiscal year, new management's diligence in assessing the financial condition of the Company and its decision to record adjustments will enable the Company to move forward and institute additional cost savings, revenue producing and collection policies that will in the long term, management believes, accrue to the Company's benefit.

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

     The Company expects to improve results from operations as a result of a series of budget cuts instituted during fiscal year 1996 and modified in the current year. In addition to the cutbacks in staff previously described, the Company anticipates estimated annualized savings of approximately $50,000 by a change in health insurance carriers, and $650,000 through a variety of production and distribution cutbacks and repositionings such as elimination of door-to-door distribution in some areas, reduced page counts and a reduction in certain page sizes.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Moore Stephens, P.C. (formerly named Mortenson & Associates, P.C.) served as independent auditors of the Company for the fiscal years ended November 30, 1994 and 1995 and until February 3, 1997. On February 3, 1997, Moore Stephens, P.C. was dismissed by the Company because it was determined by the Company that its best interest would be served by retaining Coopers & Lybrand, L.L.P. The decision to change auditors was approved by the Audit
Committee of the Company's Board of Directors. The report of Mortenson & Associates, P.C. dated March 27, 1996, relating to the financial statements of the Company as of November 30, 1995 and for the two years then ended contained a statement regarding uncertainty about the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements between the Company and Moore Stephens, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

                  Coopers & Lybrand L.L.P. has been engaged by the Company as of February 3, 1997 as its independent auditors.

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

                           SUMMARY COMPENSATION TABLE


                                                                         Annual Compensation                    Long-Term
                                                                                                              Compensation
                                                                                                                  Awards
                                                                                                Other
                                                                                                Annual
                                                                                              Compensa-
                                                               Salary           Bonus           tion             Options
Name and Principal Position                        Year         ($)              ($)             ($)               (#)
---------------------------                        ----        -----            -----           -----             ----
Michael Schenkler, President and Chief Exec-       1996       154,621           30,000           ---             10,000
utive Officer of the Company and officer of        1995       150,000             ---            ---             10,000
subsidiaries                                       1994       142,553             ---            ---             67,500
Daniel Rattiner, Officer of Dan's Papers, Inc.     1996       130,869          110,235        15,000(1)            ---
                                                   1995       127,813           61,169        15,000(1)            ---
                                                   1994       124,016           39,367        15,000(1)            ---
Jerry Finkelstein, Chairman of the Board of the    1996       195,000             ---            ---             10,000
Company                                            1995       195,000             ---            ---            360,000
                                                   1994       175,392             ---            ---            217,500
Thomas Allon, Executive Vice President of the      1996        82,341           45,000           ---               ---
Company and officer of subsidiaries                1995        80,885           45,000           ---               ---
                                                   1994        80,673           12,035           ---             40,000

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


                                       29



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

*        Filed herewith.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES
Index to Consolidated Financial Statements




                                                                       Page


Reports of Independent Accountants                                      F2-F3

Consolidated Balance Sheet as of November 30, 1996                      F4-F5

Consolidated Statements of Operations for the years ended
    November 30, 1996 and 1995                                          F6

Consolidated Statements of Stockholders' Equity for the years ended
     November 30, 1996 and 1995                                         F7

Consolidated Statements of Cash Flows for the years ended
    November 30, 1996 and 1995                                          F8-F9

Notes to Consolidated Financial Statements                             F10-F26

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
                                                                                                    ==================


See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended November 30, 1996 and 1995



                                                                                  1996                  1995
                                                                            -----------------     ------------------
Net revenues                                                                 $     18,334,866      $      18,113,462
                                                                            -----------------     ------------------

Operating expenses:
     Salaries, benefits and outside labor costs                                     9,818,203              9,511,879
     Direct mechanical costs                                                        6,968,414              6,606,636
     General and administrative                                                     2,762,303              2,408,344
     Provision for doubtful accounts                                                1,481,589                396,000
     Rent, occupancy and utilities                                                    941,874                870,949
                                                                            -----------------     ------------------

              Total operating expenses                                             21,972,383             19,793,808
                                                                            -----------------     ------------------
              Loss from operations                                                 (3,637,517)            (1,680,346)


Other income (expense):
     Interest expense                                                                (177,471)               (32,608)
     Interest income                                                                   ---                    28,708

                                                                            -----------------     ------------------

              Total other income (expense)                                          (177,471)                (3,900)

                                                                            -----------------     ------------------

Loss before income taxes and minority interest                                    (3,814,988)            (1,684,246)
Provision for income taxes                                                             ---                    ---
                                                                            -----------------     ------------------

              Net loss before minority interest                                   (3,814,988)            (1,684,246)

Less: Minority interest in income of subsidiary                                        66,440                 47,788

                                                                            -----------------    -------------------
                  Net loss                                                   $    (3,881,428)        $   (1,732,034)
                                                                            =================       ================
Loss per common share                                                        $          (.49)        $         (.22)
                                                                            =================       ================
Weighted average number of common shares outstanding                         $      7,991,997        $     7,966,186
                                                                            =================       ================




See Notes to the Consolidated Financial Statements.

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

                                                       Paid-in                        Paid-in

                                Preferred              Capital    Commom              Capital                             Total

                                  Stock    Preferred  Preferred   Stock    Common     Common    Retained     Treasury  Stockholders'

                                 (Shares)     Stock     Stock    (Shares)   Stock      Stock     Deficit      Stock       Equity
                                 --------    -------   -------   --------  -------    --------  ---------    --------    -----------


  Balance, November 30, 1994       449   $    449    $ 519,873  7,915,776  $79,157  $13,648,238 $(5,319,053)  $408,729   $8,519,935

Stock issued in connection
 with exercise of C warrants        -          -          -        24,561      246       46,891       -           -          47,137

Stock issued in connection with
 exercise of options                -          -          -        10,000      100       12,400       -           -          12,500

Stock issued as preferred
 dividends                          -          -          -         7,328       73       15,927     (16,000)      -             -

Dividend on preferred stock         -          -          -           -         -           -       (41,360)      -         (41,360)

Net loss                            -          -          -           -         -           -    (1,732,034)      -      (1,732,034)
                                ----------------------------------------------------------------------------------------------------
  Balance, November 30, 1995       449        449      519,873  7,957,665   79,576   13,723,456  (7,108,447)   408,729    6,806,178

Stock issued in connection with
 exercise of C warrants             -          -          -         9,750       98       19,402       -           -          19,500

Stock issued in connection with
 exercise of options                -          -          -        10,000      100       12,400       -           -          12,500

Issuance of $10 Convertible
 Preferred Stock                20,000    200,000    1,800,000        -         -           -         -           -       2,000,000

Costs of raising capital            -          -      (118,183)    50,000      500       99,500       -           -         (18,183)

Warrants issued in connection
 with long term debt                -          -          -           -         -        64,000       -           -          64,000

Warrants issued in connection
 with consulting services           -          -          -           -         -       128,000       -           -         128,000

Stock issued as preferred
 dividends                          -          -          -        10,624      106       15,894     (16,000)      -             -

Dividend on preferred stock         -          -          -           -         -           -       (41,360)      -         (41,360)

Net loss                            -          -          -           -         -           -    (3,881,428)      -      (3,881,428)
                              ------------------------------------------------------------------------------------------------------

  Balance, November 30, 1996    20,449   $200,449   $2,201,690  8,038,039  $80,380  $14,062,652 $(11,047,235) $408,729   $5,089,207
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

Stock-Based Compensation - Stock-based employee, officer and director compensation is accounted for in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees, officers and directors is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount a recipient must pay to acquire the stock. For the years ended November 30, 1996 and 1995, the Company only has granted options at market value on the date of grant. Accordingly, no compensation cost has been recognized for stock option plans [See Note 14].



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

              The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. The option may be exercised only if the after tax profit [for the fiscal year preceding exercise] is at least equal to seven percent of gross revenues [net of agency commissions] for such fiscal year. The put option, by its terms, is not exercisable at November 30, 1996. The option is related to the 1988 acquisition of DPI by the Company.

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


     12.          Preferred Stock:

              Preferred Stock at November 30, 1996 consisted of the following:


     10% non-voting  convertible preferred stock,                          $ 32
     1,250 shares authorized;  32 issued and
     outstanding,  $500 per  share  per  annum
     cumulative  dividends,  $160,000
     liquidation value



     8%  convertible   preferred  stock,                                   $217
     500  shares  authorized,   217  issued  and
     outstanding, $80 per share per annum
     cumulative dividends, $217,000 liquidation value

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued



     12% convertible  preferred stock,                                     $200
     200 shares authorized, 200 shares issued and outstanding, $120 per share per annum cumulative dividends, $200,000 liquidation value


     $10  convertible   preferred  stock,  200,000                     $200,000
     shares  authorized,   issued  and
     outstanding, $2,000,000 liquidation value


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

         The holders of the $10 Convertible Preferred Stock have substantially the same voting rights as the holders of the Company's common stock; however, the vote of the holders of the $10 Convertible Preferred Stock, acting as a single class, is required for shareholder approval of certain corporate matters to be considered obtained. Each holder of the $10 Convertible Preferred Stock is entitled to the number of votes that he or she would have had if each share of $10 Convertible Preferred Stock had been converted into shares of common stock.

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

         Information regarding the Company's stock option plans is as follows:

     (a) Stock Option Plan - The Company has a Stock Option Plan [the Plan] pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. Under the Plan, a maximum of 366,666 shares of common stock is available for issuance. The option price will be the fair market value [110% of the fair market value for Qualified Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock] as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. At November 30, 1996 and 1995, approximately 121,200 and 64,200 options were exercisable, respectively. The following is a summary of transactions relating to the Stock Option Plan:

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued




                                                                             1996               1995
                                                                       ----------------- --------------

                 Outstanding - Beginning of year                          179,167             136,166
                  Granted during the year                                    -                 58,001

                  Terminated during the year                                 -                 15,000

                                                                       ----------------- -----------------

                  Outstanding - End of year (1)                          179,167              179,167

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

          On August 17, 1993, the Board also adopted a Non-Discretionary Direc-tors Stock Option Plan [the "Non-Discretionary Option Plan"] pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of the grant. The Non-Discretionary Plan also provides that any person becoming a director within the six months after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

       The following is a summary of transactions relating to the Directors and Officers Stock Option Plans:



                                                   1996              1995
                                              ---------------    ------------

       Outstanding - Beginning of year          1,760,500          1,290,500
       Granted during the year                    360,000            470,000
                                              --------------    -------------

       Outstanding - End of the year (1)        2,120,500          1,760,500

                                              ==============   ==============

     (1) With an exercise price per share ranging from $1.25 to $2.69. The weighted average exercise price at November 30, 1996 was $2.23 per share.


   15.   Stock Warrants

   At November 30, 1996, the Company had 2,437,130 of common stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

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

   Non-Redeemable Warrants - At November 30, 1996 and 1995, the Company had outstanding 1,585,000 and 185,000 non-redeemable warrants, respectively. Each

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

     warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $1.38 to $3.00 per share. The warrants are all currently exercisable and expire on the following dates:

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

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

   As of November 30, 1996, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:


                 Expiring in Years Ending
                       November 30,                   Carryforwards
                ---------------------------        -----------------------

                        2004                         $    202,301

                        2005                              937,798

                        2006                              369,706

                        2007                              701,056

                        2008                                 0

                        2009                              263,267

                        2010                              911,832

                        2011                            4,107,250

                                                    ----------------
                                   Total            $   7,493,210
                                                    ================


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

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES



Notes to Consolidated Financial Statements, Continued

   19.   Significant Fourth Quarter Adjustments

         During the fourth quarter of 1996, the Company recorded a charge of $1,300,000 to increase the allowance for doubtful accounts and write off certain accounts receivable balances. In addition, a charge of approximately $154,000 was recorded relating to overdue state and local franchise taxes (including interest and penalties) for the years 1993 through 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NEWS COMMUNICATIONS, INC.

Date:    March 20, 1997                        BY: /s/ Michael Schenkler
                                                  ------------------------
                                                      Michael Schenkler
                                                      President

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

