Form 10KSB/A
period 1996-11-30
NEWS COMMUNICATIONS INC
filed 1997-04-08
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB/A
                                AMENDMENT NO. 2


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

                  Transitional Small Business Disclosure Format (check one):
                               Yes ____          No   X
                                                     ---


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               Page 1 of 67 Pages
                             EXHIBIT INDEX - PAGE 32

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


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     The Company has the option, in certain circumstances, to acquire Mr. Rattiner's shares in DPI. Mr. Rattiner can require the Company to purchase his 20% interest in DPI at any time on or after October 13, 1993 for a price equal to 20% of DPI's retained earnings (if any) plus the greater of $200,000 or 20% of DPI's gross collected revenues (after deduction of advertising agency commissions) for the full fiscal year prior to the year in which notice is given provided that DPI's after-tax profits are at least equal to 7% of the gross collected revenues (after deduction of advertising agency commissions). However, by letter agreement, the Company has waived the 7% after-tax profits requirement until after November 21, 1997.


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


10.4.4            Letter dated November 22, 1996 from the Company             *
                  to Daniel Rattiner regarding exercise of option
                  to purchase stock of Dan's Papers, Inc.


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


11.1              Statement re computation of per share                       *
                  earnings.


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


              The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. The option may be exercised only if the after tax profit [for the fiscal year preceding exercise] is at least equal to seven percent of gross revenues [net of agency commissions] for such fiscal year (hereafter referred to as the "seven percent requirement"). On November 22, 1996, the seven percent requirement was waived for a one-year period ending November 21, 1997, by mutual agreement of News Communications and the President of DPI. The put option, by its terms, was therefore exercisable at November 30, 1996. Should the option be exercised, the Company estimates it would be required to pay approximately $860,000 for the shares. The option is related to the 1988 acquisition of DPI by the Company.


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

                                                  NEWS COMMUNICATIONS, INC.

Date:    April 7, 1997                        BY: /s/ Michael Schenkler
                                                  ------------------------
                                                      Michael Schenkler
                                                      President

                                  EXHIBIT INDEX





Exhibit No.                  Description                                                               Page No.

10.4.4                       Letter dated November 22, 1996 from the Company to                     33
                             Daniel Rattiner regarding exercise of option to
                             purchase stock of Dan's Papers, Inc.

10.7.4.1                     Amended and Restated Employment Agreement, dated                       34
                             October 28, 1996, between Jerry Finkelstein and the
                             Company


11.1                         Statement re computation of per share earnings                         39


22                           Subsidiaries of the Company                                            40

27                           Financial Data Schedule (filed electronically only)                    41

