Form 10QSB
period 1997-02-28
NEWS COMMUNICATIONS INC
filed 1997-04-16
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 28, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                         to

                       Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      13-3346991
---------------------------------             --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 357-3380
                            -------------------------
                           (Issuer's telephone number)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 15, 1997: 7,910,848 shares, $ .01 par value common stock

Transitional Small Business Disclosure Format (check one)  Yes ___  No ___

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.                    Financial Information


    Item 1.                Financial Statements

                           Unaudited Consolidated Balance Sheet
                           at February 28, 1997........................    3

                           Unaudited Consolidated Statements of
                           Operations for the three months ended
                           February 28, 1997 and February 29, 1996.....    5

                           Unaudited Consolidated Statements of Cash
                           Flows for the three months ended
                           February 28, 1997 and February 29, 1996.....    6

                           Notes to Consolidated Financial Statements..    8

   Item 2.                 Management's Discussion and Analysis
                           or Plan of Operation........................    9

PART II.                   Other Information...........................   10

   Item 2.                 Changes in Securities.......................   10

   Item 6.                 Exhibits and Reports on Form 8-K............   10

Signatures.............................................................   11

                                     PART I

Item 1.   FINANCIAL STATEMENTS

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash ......................................................         $  301,978
   Restricted cash ..........................................            196,390
  Accounts receivable [less: allowance for
    doubtful accounts of $957,115] ..........................          3,820,316
  Due from related parties ..................................             19,826
  Other .....................................................            146,530
                                                                      ----------


  Total Current Assets ......................................          4,485,040

Property and equipment at cost- net of
 accumulated depreciation of $912,185 .......................            501,180
 Goodwill - net .............................................          3,302,255
 Other - net ................................................            100,225
                                                                      ----------

  Total Assets ..............................................         $8,388,700
                                                                      ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable .............................................   $    968,845
  Accrued expenses .............................................        780,570
  Accrued payroll and payroll taxes ............................        331,319
  Note payable .................................................        900,000
  Unearned Revenue .............................................        122,653
  Due to related parties .......................................         55,688
                                                                   ------------
  Total current liabilities ....................................      3,159,075
                                                                   ------------

 Related party - long term debt ................................        961,333
                                                                   ------------

  Minority interest ............................................        114,228
                                                                   ------------

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
  $2,527,000 aggregate liquidation value .......................        200,399

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 8,061,848 Shares Issued ...............................         80,618

  Paid-in-Capital Preferred Stock ..............................      2,151,740

  Paid-in-Capital Common Stock .................................     14,112,414

  (Deficit) ....................................................    (11,982,378)
                                                                  -------------

   Total .......................................................   $  4,562,793
   Less: Treasury Stock [151,000 Shares]-
            At Cost ............................................       (408,729)
                                                                  -------------
 Total Stockholders' Equity ....................................      4,154,064
                                                                  -------------

 Total Liabilities and Stockholders' Equity ....................   $  8,388,700
                                                                   ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                 ------------------
                                           February 28,1997    February 29,1996
                                           ----------------    ----------------
                                                      Unaudited
                                                      ---------
Net Revenues .............................   $ 3,629,827        $ 3,531,415
                                             -----------        -----------

Expenses:
 Direct Mechanical Costs .................     1,323,421          1,511,188
 Salaries, Benefits and
    Outside Labor Costs ..................     2,283,925          2,307,153
 Rent, Occupancy & Utilities .............       227,574            241,444
 Provisions for Doubtful Accounts ........        94,500             45,000
 General and Administrative ..............       573,530            515,449
                                             -----------        -----------

 Total Expenses ..........................     4,502,950          4,620,234
                                             -----------        -----------

Operating Income (Loss) Before
 Interest Expense and Interest
 Income ..................................      (873,123)        (1,088,819)

Interest Expense .........................       (52,554)           (19,591)

Interest Income ..........................          --                 --
                                              -----------       -----------

Net (Loss) ...............................   $  (925,677)       $(1,108,410)
                                             ===========        ===========

Net (Loss) Per Share .....................   $      (.12)       $      (.14)
                                             ===========        ===========

Weighted Average Shares
Outstanding ..............................     7,907,015          7,813,516
                                             ===========        ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                 ------------------
                                           February 28,1997    February 29,1996
                                           ----------------    ----------------
                                                      Unaudited
                                                      ---------
Operating Activities:
  Net (Loss) .............................     $  (925,677)     $(1,108,410)
                                               -----------      -----------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization ........         122,538          107,621
   Provision for Losses on Accounts
    Receivable ..........................          94,500           45,000

 Changes in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable ..........................         (52,411)         421,708
   (Increase) in Other Current
    Assets ..............................         (16,085)          (8,958)
   (Increase) in Due from Related Parties.         (5,826)             229
    Increase in Due to Related Parties ...          4,000           11,997
                 Decrease in Other Assets.         10,664            6,952

    Increase in Accounts Payable
      and Accrued Expenses ...............          8,039          301,306
   (Decrease) in Payroll Taxes Payable ...       (122,320)        (184,399)
                                               -----------      -----------

   Total Adjustments ......................        43,099          701,456
                                               -----------      -----------

  Net Cash Used By Operating Activities....      (882,578)        (406,954)
                                     Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                 ------------------
                                           February 28,1997    February 29,1996
                                           ----------------    ----------------
                                                      Unaudited
                                                      ---------
Net Cash Used By - Operating
  Activities - Forwarded ..............       (882,578)        (406,954)
                                            ===========      ===========

Investing Activities:
  Capital Expenditures .................       (25,865)         (29,456)
                                            -----------      -----------

Net Cash Provided (Used) by
  Investing Activities .................       (25,865)         (29,456)
                                             -----------      -----------

Financing Activities:
  Principal Payments Note Payable ......      (275,000)            --
  Proceeds from Exercise of Warrants ...          --              7,498
  Dividend on Preferred Stock ..........        (9,466)         (10,340)
  Proceeds from Exercise of Stock
    Options ............................          --             12,500
  Proceeds from Notes Payable ..........          --            400,000
                                            -----------      -----------

Net Cash (Used) Provided by Financing
  Activities ...........................      (284,466)         409,658
                                            -----------      -----------

Net Increase (Decrease) in Cash ........    (1,192,909)         (26,752)

Cash - Beginning of Periods ............     1,494,887           54,474
                                            -----------      -----------

Cash - End of Periods ..................   $   301,978      $    27,722
                                            ===========      ===========

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
   Interest ...........................    $    51,483      $    13,660
   Income Taxes .......................           --               --

                                        7

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of February 28, 1997 and the Consolidated Statements of Operations for the three-month periods ended February 28, 1997 and February 29, 1996, and the Consolidated Statements of Cash Flows have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the Company's annual report Form 10-KSB for the fiscal year ended November 30, 1996 and the related audited financial statements included therein.

   Certain 1996 balances have been reclassified to conform to current year presentation.

B. Loss per Share:

   Loss per share is based on the weighted average number of shares outstanding during the periods.

C.   Accounting Pronouncements:

     In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company has not adopted the new accounting standards for its employee stock-based compensation plans. However, pro forma disclosure of net income and earnings per share will be made in the Company's financial statements for the year ending November 30, 1997.

     The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in March 1995. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. In the first quarter of 1997 the Company adopted this statement and determined that no impairment loss needs to be recognized.

     In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior period earnings per share information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

      The Company reduced its loss for the first quarter by $183,000 (16%) from ($1,108,000) in 1996 to ($925,000) in 1997. Operating loss before interest expense decreased $216,000 (20%) from ($1.089,000) in 1996 to ($873,000) in 1997 even after taking into account that the Company modified its assumptions in estimating its provision for doubtful accounts, causing an increase of $49,500 (110%) from $45,000 in 1996 to $94,500 in 1997.The increase in interest expense of $33,000 (168%) from $19,591 in 1996 to $52,544 in 1997 was a result of increased bank loans and the loan from shareholder being outstanding in 1997.

      Total revenues for the Company were $3,630,000 for the first quarter of 1997, an increase of almost $100,000 (3%) from $3,531,000 in 1996. The increase in revenues was primarily a result of Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons, and positioning itself as the advertising standard on Long Island's east end ($102,000, 37%), Brooklyn Skyline's expansion into a fifth zone ($57,000, 21%), offset by a decrease in lower profit margin printing revenue ($88,000, 13%).

       Direct mechanical costs had increases due to expansions during 1996; however, these were offset by budget cuts and decreased prices for newsprint. Direct mechanical costs decreased $188,000 (12%) from $1,511,000 in 1996 to $1,323,000 in 1997.

Liquidity and Capital Resources:

      At February 28, 1997, the Company had an excess of current assets over current liabilities in the amount of approximately $1,326,000. During the quarter ended February 28, 1997, the Company repaid $275,000 of bank loans from cash on hand at the beginning of the fiscal year.

     Management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1997. Although there can be no assurances to this effect, management is confident that it has available a variety of funding and revenue to meet its cash needs.

                                     PART II
                               OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     The following securities were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Act.

     (i) On or about January 7, 1997, 23,809 shares of Common Stock and Warrants to purchase an additional 23,809 shares of Common Stock (exercisable at $2.10 per share) were issued to Leonore Novak upon conversion by her of 50 shares of the Company's 8% Convertible Preferred Stock.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              A.   Exhibits

                    27 - Financial Data Schedule

              B.   Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)






Date: April 16, 1997                              By:/s/ Michael Schenkler
                                                  ---------------------
                                                  Michael Schenkler, President




Date: April 16, 1997                              By:/s/ Robert Berkowitz
                                                  --------------------
                                                  Robert Berkowitz, Controller