Form 10QSB
period 1997-05-31
NEWS COMMUNICATIONS INC
filed 1997-07-15
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1997

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of July 12, 1997: 8,042,631 shares $ .01 par value common stock

Transitional Small Business Disclosure Format (check one)   Yes___ No X

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.               Financial Information


  Item 1.             Financial Statements

                      Unaudited Consolidated Balance Sheet
                      at May 31, 1997.....................................3-4

                      Unaudited Consolidated Statements of
                      Operations for the three and six months
                      ended May 31, 1997 and May 31, 1996.................5


                      Unaudited Consolidated Statements of Cash
                      Flows for the six months ended
                      May 31, 1997 and May 31, 1996.......................6-7

                      Notes to Consolidated Financial Statements..........8-9

   Item 2.            Management's Discussion and Analysis
                      or Plan of Operation................................10-11

PART II.                 Other Information................................12

                         Item 2. Changes in Securities

                         Item 6. Exhibits and Reports on Form 8-K

Signatures................................................................13

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1997
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                                                     $        99,924
  Restricted cash                                                                                    6,800
  Accounts receivable [less: allowance for
    doubtful accounts of $1,050,066]                                                             4,406,292
  Due from related parties                                                                          18,526
  Other                                                                                            146,764
                                                                                            --------------


  Total Current Assets                                                                           4,678,306

Property and equipment at cost- net of
 accumulated depreciation of $956,490                                                              512,677
Goodwill - net                                                                                   3,230,975
Other - net                                                                                         99,643
                                                                                               -----------

  Total Assets                                                                               $   8,521,601
                                                                                             =============


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1997
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                          $      881,190
  Accrued expenses                                                                                 711,053
  Accrued payroll and payroll taxes                                                                467,203
  Note payable                                                                                     900,000
  Unearned Revenue                                                                                 122,653
  Due to related parties                                                                            25,488
                                                                                               -----------
  Total current liabilities                                                                      3,107,587
                                                                                                 ---------

 Related party - long term debt                                                                    969,333
                                                                                               -----------

  Minority interest                                                                                114,228


Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
  $2,527,000 aggregate liquidation value                                                           200,399

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 8,168,393 Shares Issued                                                                    81,684

  Paid-in-Capital Preferred Stock                                                                2,151,740

  Paid-in-Capital Common Stock                                                                  14,252,769

  (Deficit)                                                                                    (11,947,410)

   Total                                                                                        $4,739,182
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)
 Total Stockholders' Equity                                                                      4,330,453

 Total Liabilities and Stockholders' Equity                                                 $    8,521,601
                                                                                           ===============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended May 31,               Six Months Ended May 31
                                                   --------------------------               -----------------------
                                                     1997               1996                 1997           1996
                                                     ----               ----                 ----           ----
                                                                                   Unaudited
Net Revenues                                        $5,166,632        $4,928,085           $8,796,459       $8,452,588
                                                    ----------        ----------           ----------       ----------


Expenses:
 Direct Mechanical Costs                             1,622,965         1,760,072            2,946,386        3,264,350
 Salaries, Benefits and

    Outside Labor Costs                              2,473,282         2,397,526            4,757,207        4,704,679
 Rent, Occupancy & Utilities                           239,866           222,231              467,440          463,675

 Provisions for Doubtful Accounts                      102,950            43,000              197,450           88,000

 General and Administrative                            638,556           722,153            1,212,086        1,237,601
                                                   -----------       -----------        -------------     ------------


 Total Expenses                                      5,077,619         5,144,982            9,580,569        9,758,305
                                                    ----------        ----------           ----------      -----------

Operating Income (Loss) Before Interest
 Expense and Interest Income                            89,013          (216,897)            (784,110)      (1,305,717)

Interest Expense                                       (44,705)          (20,727)             (97,259)         (40,318)

Interest Income                                          ---                ---                  ---              ---
                                                --------------          --------      ----------------        ---------

Net Income (Loss)                                    $  44,308       $  (237,624)       $    (881,369)     $(1,346,035)
                                                     =========     =============       ==============      ============

Net Income (Loss) Per Share                            $   .01            $ (.03)               $(.11)          $( .17)
                                               ===============    ==============     ================  ================


Weighted Average Shares
Outstanding                                          7,921,457         7,823,415            7,907,951         7,820,978
                                                   ===========         =========            =========      ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended May 31,
                                                                                 1997                        1996
                                                                                 ----                        ----
                                                                                             Unaudited
Operating Activities:
  Net Income (Loss)                                                           $ (881,369)              $   (1,346,035)
                                                                              -----------               ---------------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 243,905                      232,891

   Provision for Losses on Accounts
    Receivable                                                                   197,450                       88,000

 Compensation Recognized Related to Warrants Issued                                ----                       128,000

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                  (741,602)                    (423,584)
   (Increase) Decrease in Other Current
    Assets                                                                       (16,319)                     (89,919)
   (Increase) in Due from Related Parties                                       ( 38,726)                      (4,412)
                 Decrease (Increase) in Other Assets                               5,464                         ----

   (Increase) Decrease in Goodwill                                                 -----                       29,454
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                          36,257                      107,067

    Increase (Decrease) in Payroll Taxes Payable                                  13,564                       (1,238)

    Increase (Decrease) in Other Current Liabilities                               ----                       (15,615)

                                                                               _________                    _________


   Total Adjustments                                                            (300,007)                      50,644
                                                                               ----------                  ----------

  Net (Deficit) - Operating Activities -                                      (1,181,376)                  (1,295,391)
   Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended May 31,
                                                                                 1997                           1996
                                                                                 ----                           ----
                                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                 (1,181,376)                    (1,295,391)
                                                                              ===========                    ===========

Investing Activities:
 Sale of Marketable Securities                                                     ----                            ----
 Capital Expenditures                                                            (81,667)                       (31,516)
                                                                              -----------                   ------------

Net Cash Provided (Used) by Investing Activities                                 (81,667)                       (31,516)
                                                                               ----------                   ------------


Financing Activities:
  Principal Payments Long-Term Debt                                                 ----                        (24,000)
  Proceeds from Exercise of Warrants                                             152,420                         19,498
  Dividend on Preferred Stock                                                     (9,340)                       (20,680)
  Proceeds from Exercise of Stock Options                                           ----                         12,500
  Proceeds from Notes Payable - Bank                                                ----                        675,000
  Proceeds from Notes Payable - Shareholder                                         ----                      1,000,000
  Principal Payments - Notes Payable                                            (275,000)

                                                                               ----------                   -----------


Net Cash Provided by Financing Activities                                       (131,920)                     1,662,318
                                                                           ---------------               --------------


Net Increase (Decrease) in Cash                                               (1,394,963)                       335,411

Cash - Beginning of Periods                                                    1,494,887                         54,474
                                                                         ---------------                     ----------

Cash - End of Periods                                                         $   99,924                    $   389,885
                                                                            ============                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $        51,488                 $       24,713



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of May 31, 1997 and the Consolidated Statements of Operations for the three and six-month periods ended May 31, 1997 and May 31, 1996, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report Form 10-KSB for the fiscal year ended November 30, 1996 and the related audited financial statements included therein.

B. Loss per Share:

   Loss per share is based on the weighted average number of shares outstanding during the periods.

C. 1996 Restatement:

     The results of operations for 1996 have been restated to reflect additional expenses and loss resulting from compensation recognized relating to warrants issued and unrecorded printing expenses.


D. Accounting Pronouncements

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

E. Subsequent Event

In June 1997 a holder of the Company's 8% Convertible Preferred Stock converted 53 shares to 25,238 shares of common stock and 25,238 warrants to purchase common stock at $2.10 per share.

F. Legal Proceedings

     An action entitled Jean Jee v. News Communications, Inc. was instituted in the Supreme Court, New York County, in January 1991. The complaint alleges libel claims against the Company in connection with an article printed in the Manhattan Spirit and claims $2,000,000 in compensatory damages and unspecified punitive damages. The Company has filed an answer denying the material allegations of the complaint. Discovery has not yet commenced and there has been no activity in the case for a number of years. Management believes, although there can be no assurance, that, based upon the application of the relevant law {as explained to management by counsel representing the Company} to the facts known to it, the claims asserted in this action are without merit.

     An action entitled Tracey Robinson v. The Hill, News Communications, Inc and Media Venture Group, Inc., was initiated in September 1996 in the United States District Court for the District of Columbia in which the plaintiff, a former national advertising executive for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million. The Company belives that the claim is without merit and has filed an answer denying the material allegations of the complaint and asserting affirmative defenses. A trial is set for the Fall of 1997.

     Management of the Company is unable to predict or determine the final outcome of the aforementioned proceedings or whether the resolution of the matters could materially affect the Company's financial position, results of operations or liquidity.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

     The Company recorded a profit for the second quarter of $45,000, a turnaround of $282,000 from a loss of ($237,000) in 1996. Operating Income before interest expense was $89,000 as compared to loss of ($216,000) in 1996, a tu naround of $305,000 in 1997 even after taking into account the Company modifying its assumptions in estimating its provision for doubtful accounts causing an increase of $59,950 (139%) from $43,000 in 1996 to $102,950 in 1997.
The increase in interest expense of $24,000 (114%) from $21,000 in 1996 to $45,000 in 1997 was a result of increased bank loans and the loan from shareholder being outstanding in 1997.

      Total revenues for the Company were $5,167,000 for the second quarter of 1997 an increase of almost $239,000 (5%) from $4,928,000 in 1996. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end offset by a decrease at the Queens Tribune including lower profit margin printing revenue.

     Direct me hanical costs had increases due to expansions during 1996, however, these were offset by budget cuts and decreased prices for newsprint. Direct mechanical costs decreased $137,000 (8%) from $1,760,000 in 1996 to $1,623,000 in 1997.

      The Company reduced its loss for the six months by $465,000 (35%) from ($1,346,000) in 1996 to ($881,000) in 1997. Operating loss before interest expense decreased $521,000 (40%) from ($1.305,000) in 1996 to ($784,000) in 1997 even after taking into a count the Company modifying its assumptions in estimating its provision for doubtful accounts causing an increase of $109,450 (124%) from $88,000 in 1996 to $197,450 in 1997. The increase in interest expense of $57,000 (143%) from $40,000 in 1996 to $97,000 in 1997 was a result of increased bank loans and the loan from shareholder being outstanding in 1997.

      Total revenues for the Company were $8,796,000 for the six months of 1997 an increase of almost $344,000 (4%) from $8,453,00 in 1996. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end, Manhattan File's additional special supplements, offset by a decrease at the Queens Tribune including lower profit margin printing revenue.



Liquidity and Capital Resources:

      At May 31, the Company had an excess of current assets over current liabilities in the amount of approximately $1,599,000. During the quarter ended February 28, 1997, the Company repaid $275,000 of bank loans from cash on hand at the beginning f the year. During the quarter ended May 31, 1997, the Company received $181,090 from the exercise of C Warrants.

      Management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1997. Although there can be no a surances to this effect, management is confident that it has available a variety of funding and revenue to meet its cash needs.
      .

      Part II.  OTHER INFORMATION

      Item 2.  CHANGES IN SECURITIES

           The following securities were issued by the Company during the period covered by this report and were not registered under the Securities Act of 1933, as amended ("the Act"). Each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission pursuant to Section 4 (2) of the Act as transactions by an issuer not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Act.

(i) On or about March 21, 1997, 16,000 shares of Common Stock were issued to Barry Manning in payment of part of the consideration due him pursuant to the Acquisition Agreement and Employment Agreement with Mr. Manning.

(ii) On or about June 12, 1997, 25,238 shares of Common Stock and Warrants to purchase an additional 25,238 shares of Common Stock (exercisable at $2.10 per share) were issued to Michael V. Sterlacci upon conversion by him of 53 shares of the Company's 8% Convertible Preferred Stock.

      Item 6.  Exhibits and Reports on Form 8-K

              A.   Exhibits - None

              B.   Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the req irements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)


Date: July 15, 1997                             By:     /s/ Michael Schenkler
                                                   ----------------------------
                                                   Michael Schenkler, President




Date: July 15, 1997                             By:    /s/ Robert Berkowitz
                                                   ---------------------------
                                                   Robert Berkowitz, Controller