Form 10QSB/A
period 1996-05-31
NEWS COMMUNICATIONS INC
filed 1997-07-24
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                   AMENDMENT 1

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to__________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of July 12, 1996: 7,826,415 shares $ .01 par value common stock

                                  FORM 10-QSB/A

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                         PAGE
PART I.               Financial Information


    Item 1.           Financial Statements

                           Unaudited Consolidated Balance Sheet
                           at May 31, 1996.................................3-4

                           Unaudited Consolidated Statements of
                           Operations for the three and six months
                           ended May 31, 1996 and May 31, 1995.............5


                           Unaudited Consolidated Statements of Cash
                           Flows for the six months ended
                           May 31, 1996 and May 31, 1995...................6-7

                           Notes to Consolidated Financial Statements......8

     Item 2.            Management's Discussion and Analysis
                               or Plan of Operation........................9-13

PART II.                Other Information..................................14

     Item 6.            Exhibits and Reports on Form 8-K

Signatures.................................................................15

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1996
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash and Cash Equivalents                                                                 $      389,885
  Accounts Receivable [Less: Allowance for
    Doubtful Accounts of $1,482,314]                                                             5,066,265
  Due From Related Parties                                                                         123,645
  Other Current Assets                                                                             167,989
                                                                                           ---------------


  Total Current Assets                                                                           5,747,784

Property and Equipment at Cost- Net of
 Accumulated Depreciation of $769,964                                                              598,621
 Goodwill - Net                                                                                  3,523,430
 Other Assets                                                                                      124,725
                                                                                             -------------

  Total Assets                                                                               $   9,994,560
                                                                                             =============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1996
                                   (UNAUDITED)

Liabilities and Stochholders' Equity:
Current Liabilities:
  Accounts Payable                                                                            $  1,167,388
  Accrued Expenses                                                                                 670,442
  Accrued Payroll and Payroll Taxes                                                                320,914

  Notes Payable - Bank                                                                           1,175,000
  Due to Related Parties                                                                            13,567
                                                                                            --------------
  Total Current Liabilities                                                                      3,347,311
                                                                                              ------------

Minority Interest                                                                                   47,788

Notes Payable - Shareholder                                                                      1,000,000
                                                                                           ---------------
Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:

 10% Convertible Preferred Stock, 1,250 Shares Authorized;
 32 Issued and Outstanding, $500 Per Share Per Annum
 Cumulative Dividends, $160,000 Liquidation Value                                          $            32


 8% Convertible Preferred Stock, 500 Shares Authorized,
 217 Issued and Outstanding, $80 Per Share Per Annum
 Cumulative Dividends, $217,000 Liquidation Value                                                      217

 12% Convertible Preferred Stock, 200 Shares Authorized,
 200 Issued and Outstanding, $120 Per Share Per Annum
 Cumulative Dividends, $200,000 Liquidation Value                                                      200

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 7,977,415 Shares Issued                                                                    79,774

  Paid-in-Capital Preferred Stock                                                                  519,873

  Paid-in-Capital Common Stock                                                                  13,883,256

  (Deficit)                                                                                     (8,475,162)
                                                                                                ------------
   Total                                                                                        $6,008,190
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)
                                                                                                ------------
 Total Stockholders' Equity                                                                      5,599,461
                                                                                                ------------
 Total Liabilities and Stockholders' Equity                                                 $    9,994,560
                                                                                           =================

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Three Months Ended May 31,             Six Months Ended May 31
                                                     --------------------------             -----------------------
                                                       1996               1995                 1996           1995
                                                       ----               ----                 ----           ----
                                                                                  Unaudited

Net Revenues                                        $4,928,085        $4,632,504           $8,452,588       $8,001,614
                                                    ----------        ----------           ----------       ----------


Expenses:
 Direct Mechanical Costs                             1,760,072         1,571,528            3,264,350        2,913,303
 Salaries, Benefits and

    Outside Labor Costs                              2,397,526         2,383,379            4,704,679        4,561,602
 Rent, Occupancy & Utilities                           222,231           196,954              463,675          387,662

 Provisions for Doubtful Accounts                       43,000            36,000               88,000           72,000

 General and Administrative                            722,153           722,483            1,237,601        1,246,297
                                                   -----------       -----------        -------------     ------------


 Total Expenses                                      5,144,982         4,910,344            9,758,305        9,180,864
                                                    ----------        ----------           ----------      -----------

Operating Income (Loss) Before Interest
 Expense and Interest Income                          (216,897)         (277,840)          (1,305,717)      (1,179,250)

Interest Expense                                       (20,727)            ----               (40,318)          (6,475)

Interest Income                                          ---              23,542                 ---            31,579
                                                  --------------    ------------    -----------------     ------------

Net Income (Loss)$                                    (237,624)      $  (254 298)        $ (1,346,035)     $(1,154,146)
                                                    ============    ============         =============     ============

Net Income (Loss) Per Share                             $ (.03)           $ (.03)               $(.17)          $( .15)
                                                 ===============   =============      ================    =============


Weighted Average Shares
Outstanding                                          7,823,415         7,776,709            7,820,978        7,772,742
                                                     ===========       =========           ===========     ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended May 31,
                                                                                 1996                        1995
                                                                                 ----                        ----
                                                                                             Unaudited
Operating Activities:
  Net Income (Loss)                                                         $ (1,346,035)               $  (1,154,146)
                                                                            -------------               ---------------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 232,891                      252,636

   Provision for Losses on Accounts
    Receivable                                                                    88,000                       72,000

    Compensation Recognized Related to Warrants Issued                           128,000                         ---

 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                  (423,584)                    (764,579)
   (Increase) Decrease in Other Current
    Assets                                                                       (89,919)                     (83,579)
   (Increase) in Due from Related Parties                                        ( 4,412)                      (6,294)
                 Decrease (Increase) in Other Assets                                ----                       (1,051)

   (Increase) Decrease in Goodwill                                                29,454                       (4,074)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                         107,067                      (14,282)

    Increase (Decrease) in Payroll Taxes Payable                                  (1,238)                     (72,789)

    Increase (Decrease) in Other Current Liabilities                             (15,615)                     106,980

                                                                               __________                    _________


   Total Adjustments                                                              50,644                     (515,032)
                                                                            ------------                  -------------

  Net (Deficit) - Operating Activities -                                      (1,295,391)                  (1,669,178)
   Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended May 31,
                                                                                 1996                           1995
                                                                                 ----                           ----
                                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                 (1,295,391)                    (1,669,178)
                                                                              ===========                    ===========

Investing Activities:
 Sale of Marketable Securities                                                   ----                           924,633
 Capital Expenditures                                                            (31,516)                       (87,082)
                                                                              -----------                   ------------

Net Cash Provided (Used) by Investing Activities                                 (31,516)                       837,551
                                                                               ----------                   -----------


Financing Activities:
  Principal Payments Long-Term Debt                                              (24,000)                       (75,747)
  Proceeds from Exercise of Warrants                                              19,498                          9,216
  Dividend on Preferred Stock                                                    (20,680)                       (20,680)
  Proceeds from Exercise of Stock Options                                         12,500                         12,500
  Proceeds from Notes Payable - Bank                                             675,000                        225,000
  Proceeds from Notes Payable - Shareholder                                    1,000,000                          ----

                                                                               ----------                   -----------


Net Cash Provided by Financing Activities                                      1,662,318                        150,289
                                                                          ---------------                   ------------


Net Increase (Decrease) in Cash                                                  335,411                       (681,388)

Cash - Beginning of Periods                                                       54,474                        842,857
                                                                            ------------                    -----------

Cash - End of Periods                                                        $   389,885                    $   161,519
                                                                           =============                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                              $        24,713                  $       9,547
   Income Taxes                                                               -----------                     ---------

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

C. The results of operations for 1996 and 1995 have been restated to reflect additional expenses and loss resulting from compansation recognized relating to warrants issued and unrecorded printing expenses.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

     The Company publishes the Dan's Papers, and the Montauk Pioneer, Our Town, the Manhattan Spirit, the Chelsea Clinton News, and the Westsider, the Queens Tribune, the Bronx Press Review, (and the Riverdale Re iew), the Nassau Newspapers, (including Lynbrook USA, Malverne Times, Rockville Centre News & Owl, Valley Stream MAILeader, Independent Voice of Long Beach, Oceanside & Island Park, Rockville Centre-Oceanside Beacon, Baldwin Citizen, East Rockaway Observer, six editions of the Long Island Market and Long Island Lifestyles) and the Brooklyn Skyline - all weekly regional newspapers. The Company also publishes a monthly glossy magazine, Manhattan File, and The Hill, a weekly newspaper devoted to coverage of the United States Congress. The following table sets forth, for the periods indicated, certain information relating to each of the Company's publications and to certain expenses incurred by the parent company, News Communications, Inc. The numbers set forth below reflect the operations of the following acquired or start-up publications from the dates indicated: Bronx Press Review - December 1992; Nassau Newspapers - December 1993; Brooklyn Skyline August 1994; Manhattan File - August 1994; The Hill - September 1994; Westside Publications - September 1994. The information for the three and six months ended May 31, 1996 and May 31, 1995 is unaudited.



                                                         Three Months Ended May 31,          Six Months Ended May 31
                                                           1996            1995 (3)           1996          1995 (3)
                                                        ---------         ----------        --------     ------------
                                                                                   Unaudited
Net Revenues:
 Queens Tribune                                        $1,001,923          $ 830,624      $1,691,475       $1,499,493
 Dan's Papers                                             821,218            679,817       1,098,354          913,884
 Manhattan Spirit                                         427,107            468,906         800,513          838,341
 Our Town                                                 370,532            400,965         708,782          787,480
 The Bronx Press/Riverdale Review                         250,911            247,912         466,280          474,079
 Nassau Newspapers                                        619,775            664,887       1,148,951        1,249,459
 The Hill                                                 414,625            439,130         691,743          616,611
 Manhattan File                                           454,160            359,197         788,303          675,918

 Brooklyn Skyline                                         323,462            247,727         595,883          451,196
 Westside Publications                                    244,372            293,339         462,304          495,153
                                                     -------------        -------------    -------------   -------------

Total Net Revenues                                    $ 4,928,085        $ 4,632,504     $ 8,452,588      $ 8,001,614
                                                     =============        =============    =============   =============


Income (Loss) Publications Before Goodwill:
 Queens Tribune                                      $    242,946       $    180,518         272,793          293,843
 Dan's Papers                                             223,505            189,173         123,791          114,970
 Manhattan Spirit                                          24,172             37,582          25,880           20,523
 Our Town                                                  38,950             46,847          50,111           80,092
 The Bronx Press/Riverdale Review                          34,456              (2,900)        11,251          (14,921)
 Nassau Newspapers                                        (27,542)           (84,627)       (172,711)        (185,131)
 The Hill                                                 (88,435)           (69,068)       (307,233)        (340,108)
 Manhattan File                                           (54,211)           (92,620)       (218,602)        (244,931)
 Brooklyn Skyline                                         (12,874)           (31,805)        (54,119)         (84,726)
 Westside Publications                                      9,399             16,473         (25,911)          18,314
                                                     --------------      --------------   ------------      ------------

Income (Loss) - Publications                         $    390,366         $  189,573     $  (294,750)      $ (342,075)
                                                     ==============      ==============   ============      =============

Income (Loss) Publications After Goodwill (1):
 Queens Tribune                                          $216,229         $  153,801         219,359          240,409
 Dan's Papers                                             210,830            176,498          98,441           89,620
 Manhattan Spirit                                          24,172             37,582          25,880           20,523
 Our Town                                                  25,489             33,386          23,189           53,170
 The Bronx Press/Riverdale Review                          30,894             (6,462)          4,127          (22,045)
 Nassau Newspapers                                         23,997            (92,376)       (129,633)        (200,629)
 The Hill                                                 (88,435)           (69,068)       (307,233)        (340,108)
 Manhattan File                                           (55,011)           (92,620)       (220,202)        (244,931)
 Brooklyn Skyline                                         (14,404)           (33,199)        (57,179)         (87,514)
 Westside Publications                                      5,325             13,212         (34,059)          11,792
                                                     --------------      --------------  --------------     ------------
Income (Loss)-Publications                           $    319,086        $   120,754      $ (437,310)     $  (479,713)
                                                     ==============        ===========     ============     ============

                                        9

Parent Company Expenses:
 Personnel, Rent, General and Administrative              535,983            398,594         868,407          699,537
 Interest (2)                                              20,727            (23,542)         40,318          (25,104)
                                                    -------------    ----------------     ----------    --------------
 Total Parent Company Expenses                            556,710            375,052         908,725          674,433
                                                    ------------       -------------     -----------     -------------

Net Income (Loss)                                   $    (237,624)     $    (254,298)    $(1,346,035)    $ (1,154,146)
                                                    ===============    ==============   =============    =============

(1)  Reflects expense for amortization of goodwill by publication as follows:

                       Three Months Ended May 31,      Six Months Ended May 31,
                        1996              1995             1996       1995

Queens Tribune          $26,717         $26,717          $53,434     $53,434
Dan's Papers             12,675          12,675           25,350      25,350
Our Town                 13,461          13,461           26,922      26,922
The Bronx Press Review    3,562           3,562            7,124       7,124
Nassau Newspapers         8,461           7,749           16,922      15,498
Brooklyn Skyline          1,530           1,394            3,060       2,788
Manhattan File              800           ---              1,600        ---
Westside Publications     4,074           3,261            8,148       6,522
                       --------       ----------       -----------   -----------
                        $71,280         $68,819         $142,560      $137,638
                       ========       ==========       ===========   ===========



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

Three Months Ended May 31, 1996 and May 31, 1995

Net Revenues:
         Total revenues from existing publications were up over 6%. The Queens Tribune had an increase (21%) due to expansion with the "Bayside Trib at Home" and the shifting of its anniversary issue to the second quarter. Dan's Papers has continued to expand its geographic base further west in the Long Island posh resort area, the Hamptons, as well as positioning itself as the advertising standard on Long Island's east nd, increasing its revenues (21%). There were decreases in revenues at the Manhattan Spirit (9%), Our Town (8%)and Westside (17%), attributed in part to a change in sales management. The Hill had a decrease (6%) in revenue as a result of frequent periods when Congress was not in session during the quarter due to a presidential election year. Manhattan File had an increase (26%) in revenue as a result of an improved sales effort. Brooklyn Skyline had an increase (31%) due to its expansion into a fifth zone and an ongoing increased sales effort.

Income (Loss) - Publications:
         Net Income from publications increased dramatically as the Company has started to feel the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis In addition, the Company has ongoing negotiations with printers to take advantage of decreasing newsprint prices. Although the Company was paying substantially more for newsprint/printing during this period as compared to the previous year, during the third quarter printing prices are expected to be lower than the prior year. The increases in income for the Queens Tribune
(34%) and Dan's Papers (18%), are attributed to their increased revenues and budget cuts. The Bronx Press Review had a profit compared to a loss last year as a result of the its budget cuts. The increase in sales for Nassau Newspapers combined with budget cuts resulted in a reduced loss (67%). The Manhattan Spirit, Our Town and Westside had decreases in income as a result of decreased revenues. The Hill had an increased loss as a result of lower revenues. As a result of budget cuts and incresed revenues, Manhattan File decreased its loss as compared to last year.

       The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
      The increase in parent company expenses was primarily a result of increased interest expense and compensation recognized relating to warrants issued ($128,000).

Six Months Ended May 31, 1996 and May 31, 1995

Net Revenues:
         Total revenues from existing publications were up almost 6%. The Queens Tribune had an increase (13%) due to expansion with the "Baysi e Trib at Home". Dan's Papers has continued to expand its geographic base further west in the Long Island posh resort area, the Hamptons, as well as positioning itself as the advertising standard on Long Island's east end, increasing its revenues (20%). There were decreases in revenues at the Manhattan Spirit (5%), Our Town (10%) and Westside (7%), attributed in part to a change in sales management. The Hill had a increase (12%) in revenue as a result of the capture of increased market share. Manhattan File had an increase (17%) in revenue as a result of an improved sales effort. Brooklyn Skyline had an increase (32%) due to its expansion into a fifth zone and an ongoing increased sales effort.

Income (Loss) - Publications:
       As the Company starts to feel the effect of a series of budget cuts, instituted during the second quarter, which will save the Company approximately $1.3 million on an annualized basis the Company has bee able to decrease its loss for the six months. In addition, the Company has ongoing negotiations with printers to take advantage of decreasing newsprint prices. Although the Company was paying substantially more for newsprint/printing during this period as compared to the previous year, during the third quarter printing prices are expected to be lower than the prior year. The decrease in income for the Queens Tribune (7%) was due to start-up costs during the first quarter associated with its Bayside Trib at Home expansion. The Bronx Press Review had a profit compared to a loss last year as a result of the its budget cuts. The increase in sales for Nassau Newspapers combined with budget cuts resulted in a smaller loss than last year. The increased sales for Brooklyn Skyline resulted in a smaller loss than last year. Our Town had decreased (37%) income as a result of decreased revenues. The increase in income for Dan's Papers (8%), is attributed to increased revenues and budget cuts.

       The Company is continuing to focus on increasing sales and controlling costs.

Parent Company Expenses:
     The increase in parent company expenses was primarily a result of increased interest expense and compensation recognized relating to warrants issued ($128,000).
                                       12

Liquidity and Capital Resources:
      At May 31, 1996, the Company had an excess of current assets over current liabilities in the amount of approximately $2,400,000. During the quarter ended May 31, 1996, the Company obtained $175,000 additional bank loans whose payment to the bank has been guaranteed by the Chairman of the Board. In May 1996 the Company obtained a $1,000,000 two-year loan, from its largest shareholder, to be used primarily for working capita needs resulting from seasonal fluctuations in cashflow.
      Although there can be no assurance, management believes that the Company's operations will generate positive cash flow for the fiscal year ending November 30, 1996 and has sufficient funds to meet its needs.

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



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: July 15, 1997                           By:    /s/ Michael Schenkler
                                                  ----------------------------
                                                  Michael Schenkler, President




Date: July 15, 1997                            By:     /s/ Robert Berkowitz
                                                  -----------------------------
                                                   Robert Berkowitz, Controller