Form 10QSB
period 1997-08-31
NEWS COMMUNICATIONS INC
filed 1997-10-15
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - August 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________________ to ______________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of October 13, 1997: 8,042,631 shares $ .01 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes  No X

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                             PAGE
PART I.                    Financial Information

    Item 1.                Financial Statements

                           Unaudited Consolidated Balance Sheet
                           at August 31, 1997............................................      3

                           Unaudited Consolidated Statements of
                           Operations for the three and six months
                           ended August 31, 1997 and August 31, 1996.....................      5

                           Unaudited Consolidated Statements of Cash
                           Flows for the six months ended
                           August 31, 1997 and August 31, 1996...........................      6

                           Notes to Consolidated Financial Statements....................      8

   Item 2.                 Management's Discussion and Analysis
                           or Plan of Operation..........................................      9

PART II.                   Other Information.............................................      10

                               Item 2. Changes in Securities

                               Item 6. Exhibits and Reports on Form 8-K

Signatures...............................................................................      11

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1997
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                                                     $        77,070
  Accounts receivable [less: allowance for
    doubtful accounts of $1,099,671]                                                             4,354,010
  Due from related parties                                                                          12,891
  Net Assets of Discontinued Operations                                                            305,472
  Other                                                                                            141,434
                                                                                            --------------


  Total Current Assets                                                                           4,890,877

Property and equipment at cost- net of
 accumulated depreciation of $946,861                                                              438,345
 Goodwill - net                                                                                  3,159,695
 Other - net                                                                                       115,352
                                                                                            --------------

  Total Assets                                                                               $   8,604,269
                                                                                            ==============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1997
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                          $      750,507
  Accrued expenses                                                                                 978,680
  Accrued payroll and payroll taxes                                                                330,069
  Note payable                                                                                     900,000
  Unearned Revenue                                                                                 126,875
  Due to related parties                                                                            95,864
                                                                                               -----------
  Total current liabilities                                                                      3,181,995
                                                                                               -----------

 Related party - long term debt                                                                    977,333
                                                                                               -----------

  Minority interest                                                                                114,228

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
  $2,527,000 aggregate liquidation value                                                           200,346

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 8,193,631 Shares Issued                                                                    81,936

  Paid-in-Capital Preferred Stock                                                                2,098,793

  Paid-in-Capital Common Stock                                                                  14,305,517

  (Deficit)                                                                                    (11,947,150)

   Total                                                                                        $4,739,442
   Less: Treasury Stock [151,000 Shares]-
            At Cost                                                                               (408,729)
 Total Stockholders' Equity                                                                      4,330,713

 Total Liabilities and Stockholders' Equity                                                    $ 8,604,269
                                                                                               ===========


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended August 31,         Nine Months Ended August 31,
                                                      1997               1996                 1997           1996
                                                                                Unaudited
Net Revenues                                        $5,102,167        $5,023,245          $13,051,666      $12,586,808
                                                   -----------       -----------         ------------     ------------

Expenses:
 Direct Mechanical Costs                             1,917,530         1,869,090            4,504,294        4,570,069
 Salaries, Benefits and
    Outside Labor Costs                              1,956,958         2,221,536            6,212,264        6,519,806
 Rent, Occupancy & Utilities                           244,060           206,925              658,144          621,751
 Provisions for Doubtful Accounts                      122,700           102,000              301,250          175,000
 General and Administrative                            657,063           465,689            1,757,274        1,629,293
                                                   -----------       -----------         ------------     ------------

 Total Expenses                                      4,898,311         4,865,240           13,433,226       13,515,919
                                                   -----------       -----------         ------------     ------------

Operating Income (Loss) Before Interest
 Expense and Interest Income                           203,856           158,005             (381,560)        (929,111)

Interest Expense                                       (45,842)          (32,122)            (143,101)         (72,439)

Interest Income                                            ---             1,750                  ---            1,750
                                                   -----------       -----------         ------------     ------------

Income from Continuing Operations                      158,014           127,633             (524,661)        (999,800)

Loss from Discontinued Operations                     (149,474)          (26,949)            (348,168)        (245,551)
Gain (Loss) on Disposal

Net Income (Loss)                                   $    8,540         $ 100,684        $    (872,829)     $(1,245,351)
                                                   ===========       ===========         ============     ============

Net Income (Loss) Per Share                            $   .00              $.01                $(.11)          $( .16)
                                                   ===========       ===========         ============     ============

Weighted Average Shares
Outstanding                                          8,042,061         7,826,415            7,952,654        7,822,790
                                                   ===========       ===========         ============     ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended August 31,
                                                                                 1997                        1996
                                                                                 ----                        ----
                                                                                             Unaudited
Operating Activities:
  Net Income (Loss)                                                           $ (872,829)                $ (1,245,351)
                                                                              ----------                 ------------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                                                 374,470                      360,736
   Provision for Losses on Accounts
    Receivable                                                                   301,250                      199,000
 Compensation Recognized Related to Warrants Issued                                  ---                      128,000
 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                                                                (1,465,061)                    (956,522)
   (Increase) Decrease in Other Current
    Assets                                                                        (7,679)                    (104,314)
   (Increase) in Due from Related Parties                                         26,126                       17,325
                 Decrease (Increase) in Other Assets                             (28,869)                       1,552
   (Increase) Decrease in Goodwill                                                   ---                          ---
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                                                         434,351                      370,567
    Increase (Decrease) in Payroll Taxes Payable                                 (78,522)                    (103,137)
    Increase (Decrease) in Other Current Liabilities                               4,222                      (15,615)
                                                                              ----------                 ------------


   Total Adjustments                                                            (439,712)                    (102,408)
                                                                              ----------                 ------------

  Net (Deficit) - Operating Activities -                                      (1,312,541)                  (1,347,759)
   Forward



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended August 31,
                                                                                 1997                           1996
                                                                                 ----                           ----
                                                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                                                 (1,312,541)                    (1,347,759)
                                                                             ===========                    ===========

Investing Activities:
Capital Expenditures                                                             (85,090)                       (42,194)
                                                                             -----------                    -----------

Net Cash Provided (Used) by Investing Activities                                 (85,090)                       (42,194)
                                                                             -----------                    -----------

Financing Activities:
  Principal Payments Long-Term Debt                                                  ---                        (24,000)
  Proceeds from Exercise of Warrants                                             131,935                         19,498
  Dividend on Preferred Stock                                                    (17,620)                       (31,020)
  Proceeds from Exercise of Stock Options                                            ---                         12,500
  Proceeds from Notes Payable - Bank                                                 ---                        675,000
  Proceeds from Notes Payable - Shareholder                                          ---                      1,000,000
  Principal Payments - Notes Payable                                            (275,000)                           ---
  Decrease in Net Assets of Discontinued Operations                               88,684                            ---
                                                                             -----------                    -----------

Net Cash Provided by Financing Activities                                        (72,001)                     1,651,978
                                                                             -----------                    -----------

Net Increase (Decrease) in Cash                                               (1,469,632)                       262,025

Cash - Beginning of Periods                                                    1,546,704                         54,474
                                                                             -----------                    -----------

Cash - End of Periods                                                       $     77,070                    $   316,499
                                                                             ===========                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                 $     75,674                    $    72,439


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:

   The Consolidated Balance Sheet as of August 31, 1997 and the Consolidated Statements of Operations for the three and six-month periods ended August 31, 1997 and August 31, 1996, and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim period are not necessarily indicative of the results for a full year.

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


D. Accounting Pronouncements

In February 1997 the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies revised computational guidelines, presentation and disclosure requirements for earnings per share and supersedes Accounting Principal Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted, however, upon adoption SFAS No. 128 requires restatement of all prior period earnings per shar information. The Company has not yet determined the impact SFAS No. 128 would have on earnings per share.

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

F. Discontinued Operations

In August 1997, the Company adopted a plan to discontinue the Manhattan File glossy magazine business. The Company anticipates that the business will be sold by December 31, 1997. Accordingly, Manhattan File is reported as a discontinued operation for the periods ended August 31, 1997 and 1996. Net assets of Manhattan File consist primarily of accounts receivable and accounts payable.

                                  PART I-ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

Three Months Ended August 31, 1997 and 1996

      The Company recorded Income from Continuing Operations for the third quarter of $158,000, an increase of $30,000 from $128,000 in 1996. Operating Income before interest expense was $204,000 as compared to $158,000 in 1996, an increase of $46,000 in 1997 even after taking into account the Company modifying its assumptions in estimating its provision for doubtful accounts causing an increase of $20,700 (20%) from $102,000 in 1996 to $122,700 in 1997. The increase in interest expense of $13,000 (40%) from $32,000 in 1996 to $45,000 in 1997 was a result of the loan from shareholder being outstanding in 1997.

      Total revenues for the Company were $5,102,000 for the third quarter of 1997 an increase of almost $79,000 (2%) from $5,023,000 in 1996. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end offset by decreases at the Queens Tribune and Nassau Newspapers.

       Direct mechanical costs had increases due to expansions made during 1996, however, these were offset in part by budget cuts and decreased prices for newsprint. Direct mechanical costs increased $48,000 (3%) from $1,869,000 in 1996 to $1,917,000 in 1997.

Nine Months Ended August 31, 1997 and 1996

     The Company reduced its loss from continuing operations for the nine months by 475,000 (47%) from ($1,000,000) in 1996 to ($525,000) in 1997. Operating loss before interest expense decreased $547,000 (59%) from ($929,000) in 1996 to ($382,000) in 1997 even after taking into account the Company modifying its assumptions in estimating its provision for doubtful accounts causing an increase of $126,250 (72%) from $175,000 in 1996 to $301,250 in 1997. The increase in interest expense of $71,000 (99%) fro $72,000 in 1996 to $143,000 in 1997 was a result of increased bank loans and the loan from shareholder being outstanding in 1997.

      Total revenues for the Company were $13,052,000 for the nine months of 1997 an increase of almost $465,000 (4%) from $12,587,000 in 1996. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end, offset by a decrease at the Queens Tribune which included lower profit margin printing revenue.



Liquidity and Capital Resources:

     At August 31, the Company had an excess of current assets over current liabilities in the amount of approximately $1,709,000. During the quarter ended February 28, 1997, the Company repaid $275,000 of bank loans from cash on hand at the beginning of the year. During the quarter ended May 31, 1997, the Company received $181,090 from the exercise of C Warrants.

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

     (i) On or about June 12, 1997, 25,238 shares of Common Stock and Warrants to purchase an additional 22,238 shares of Common Stock (exercisable at $2.10 per share) were issued to Michael V. Sterlacci upon conversion by him of 53 shares of the Company's 8% Convertible Preferred Stock.

      Item 6.  Exhibits and Reports on Form 8-K

              A.   Exhibits - Exhibit 27 - Financial Data Schedule

              B.   Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NEWS COMMUNICATIONS, INC.
                                                   (Registrant)








Date: October 15, 1997                       By:   /s/ Michael Schenkler
                                                ------------------------------
                                                  Michael Schenkler, President




Date: October 15, 1997                       By:   /s/ Robert Berkowitz
                                                ------------------------------
                                                  Robert Berkowitz, Controller