Form 10KSB40
period 1997-11-30
NEWS COMMUNICATIONS INC
filed 1998-05-21
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION    5/19/98
                             Washington, D. C. 20549
                                   FORM 10-KSB


(Mark One)

 |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended November 30, 1997

                                       OR

 |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________   to ___________________

                         Commission file number 0-18299

                            NEWS COMMUNICATIONS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                         13-3346991
---------------------------------         -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

         174-15 Horace Harding Expressway, Fresh Meadows, New York 11365
         ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (718) 357-3380

    Securities registered under Section 12(b) of the   Exchange   Act:   None
    Securities registered  under  Section  12(g)  of  the Exchange Act:

Common Stock, par value $.01 per share          Redeemable Class D Warrants
----------------------------------------        ---------------------------
        (Title of Class)                               (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes ___  No __X_

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $17,538,952.

     As of May 13, 1998, 8,207,374 shares of Common Stock were outstanding. The aggregate market value of shares of Common Stock (based on the last sale price as reported by Nasdaq) held by non-affiliates of the issuer was approximately $6,350,000.

     Transitional Small Business Disclosure Format (check one): Yes ___ No


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     News Communications, Inc., a Nevada corporation formed in 1986 (the "Company"), has been primarily engaged, through various wholly owned and partly-owned subsidiaries, in the publication and distribution of advertiser-supported, community oriented newspapers and related targeted audience publications. The community newspapers are directed at specific geographic communities and, for the most part, distributed free of charge to selected residences and business establishments in those communities. Each publication focuses on the lifestyle, culture, arts, entertainment, politics and social issues of particular interest to the group of communities at which it is directed. Some of the papers publish different editions (with variations in editorial content and advertising) that are distributed to each community in the targeted group. The principal source of the Company's revenues (92% for the fiscal year ended November 30, 1997) is the sale of advertising space in its publications.

     As used herein, unless the context requires otherwise, the term "Company" refers to News Communications, Inc. together with its subsidiaries, Access Network Corp. ("Access"), publisher of the Manhattan Spirit (formerly called the West Side Spirit), Tribco Incorporated ("Tribco"), publisher of the Queens Tribune, the Western Queens Tribune and Bayside Trib at Home, Dan's Papers Inc. ("DPI"), publisher of Dan's Papers and the Montauk Pioneer, Manhattan Publishing Corp., publisher of Our Town, Parkchester Publishing Co. Inc., publisher of the Bronx Press Review and the Riverdale Review (collectively, the "Bronx Newspapers"), Nassau Community Newspaper Group, Inc. ("NCNG"), publisher of Lynbrook USA, the Malverne Times, the Rockville Center News & Owl, the Valley Stream MAILeader, the Independent Voice of Long Beach, Oceanside & Island Park, the Rockville Center-Oceanside Beacon, the Baldwin Citizen, the East Rockaway Observer, Elmont Life, Franklin Square Life, West Hempstead Life and Long Island Lifestyles and South Shore Publishers, Inc., publisher of the South Shore Record (collectively, with the NCNG publications, the "Nassau Newspapers"), Capitol Hill Publishing, Inc. ("Capitol Hill"), publisher of The Hill, Brooklyn Newspaper Publishing, Inc., publisher of Brooklyn Skyline, and West Side Newspaper Corp., publisher of Chelsea-Clinton News and the Westsider. All of the subsidiaries are wholly-owned except DPI, which is 80% owned by the Company and 20% owned by Daniel Rattiner.

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

     In addition to the New York Metro area, the Company is also exploring opportunities in resort communities throughout the United States and other niche publishing areas, as well as other media ventures such as radio broadcasting and electronic publishing on the Internet.

     The Company believes that advertisers are receptive to wide circulation at reduced cost offered by a group of publications providing a broad metropolitan audience. Furthermore, because the marginal costs of adding editorial and advertising content are generally significantly lower than the revenues that are derived, management believes the Company can take advantage of economies of scale, cross-selling and other synergies not available to individual publications.

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

Our Town

     Our Town, a 27-year-old weekly publication distributed in a single edition predominantly on Manhattan's Upper East Side, was acquired by the Company in May 1991. The Company believes it is the East Side's largest free circulation weekly community newspaper. Almost all of its income derives from display and classified advertising.

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

     Dan's Papers was first published in 1960 by Mr. Daniel Rattiner, and is believed by the Company to be the first free resort newspaper in the United States. The Company acquired its 80% interest in DPI (Mr. Rattiner is the owner of the other 20%) in October 1988. Mr. Rattiner continues to be the publisher and editor of Dan's Papers under an employment agreement with DPI expiring in 2007, subject to earlier termination under certain conditions.

Queens Tribune

     In May 1989, Tribco acquired, by way of merger, all the outstanding stock of two companies that, together, published and distributed the Queens Tribune, which now consists of eight free circulation editions and one paid-circulation edition weekly community newspapers serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune, plus the Bayside Trib at Home, which covers the news, events and lifestyles in the community of Bayside, Queens. It is distributed by hand, door-to-door in Bayside, which is one of the most influential neighborhoods in Queens County.

     The Queens Tribune was started in 1970 and is believed by the Company to have the largest circulation of any weekly community newspaper in Queens County. The format is a tabloid with four-color front and additional pages. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by Tribco's editors and support staff. The Queens Tribune has won numerous awards for journalistic excellence. Delivery is made by independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. Printing, graphics, consulting, distribution, flyer and insert revenue are significant sources of income to the Queens Tribune operation, providing approximately 12% of its revenues in the fiscal year ended November 30, 1997.

The Bronx Newspapers

     On December 18, 1992, the Company acquired Parkchester Publishing Co. Inc., publisher of the Bronx Press Review. The Bronx Press Review is a 54-year-old paper that took on a Bronx-wide identity to fill a vacuum left by the absorption of the daily Bronx Home News by the New York Post in the late 1940's. It is a tabloid paper with a 4-color front and back page. The Bronx Press Review has been designated by the New York City Council as the official newspaper of Bronx County for the publication of the Concurrent Resolutions of the Legislature.

     In the last quarter of 1993, the Company started the Riverdale Review, which serves the affluent Riverdale area of the Bronx. The Riverdale Review is a community weekly covering the news, events, people and lifestyles of the Riverdale community. It is distributed free of charge throughout the affluent northwest Bronx community that it serves. 19,000 copies are distributed door-to-door to private homes, in bulk to the lobbies and mailrooms of the 175 apartment buildings in the area, and through street distribution boxes and other bulk distribution to high traffic businesses and religious and educational institutions.

The Nassau Newspapers

     On December 9, 1993, the Company, through NCNG, acquired the assets of the eight Nassau Newspapers from a group of sellers for an aggregate purchase price of approximately $320,000 in cash and 162,143 shares of Common Stock, of which shares 125,571 have been delivered and the remaining 36,572 will be delivered on December 9, 1998. The 162,143 shares of Common Stock had an aggregate market value of $709,375 on December 9, 1993 but, because of the deferral of their issuance and their nature as restricted securities, were valued by the Company at approximately $355,000 for financial accounting purposes.

     The Company introduced Elmont Life and Franklin Square Life in 1996 and West Hempstead Life in 1997. Also in 1997, the Company acquired the South Shore Record, a 33-year old mailed subscription newspaper serving the affluent "five-towns" area of Nassau County.

     Each of the Nassau Newspapers serves a community in Nassau County, New York, a suburban county adjacent to Queens County in New York City. The oldest of the Nassau Newspapers has been in continuous publication for 89 years. The group averages over 51 years of continuous weekly publication per paper. Each of the Nassau Newspapers, other than Elmont Life, Franklin Square Life and West Hempstead Life, has been designated as the official newspaper of its community. The Company has expanded into six additional Nassau County communities with a shopper-type publication called the Long Island Market.

     In 1995 the Company introduced Long Island Lifestyles, which serves as a second section to each of the Nassau Newspapers and is also distributed by itself in heavily trafficked areas. This product offers moderately-priced advertising to the central and south Nassau marketplace.

Brooklyn Skyline

     The Brooklyn Skyline, which was acquired by the Company in August 1994, is published weekly in five editions that are distributed door-to-door in Brooklyn's southern tier. Originally a tabloid shopper-type publication, the Brooklyn Skyline has been converted by the Company into a community newspaper to complement its other publications. "Koch at the Movies," the News Communication Telephone Poll and the Company's Citywide political page "NY Confidential," in addition to local news coverage by Brooklyn reporters, distinguish the Brooklyn Skyline from its major competition, The Marketeer, an established door-to-door shopper. The Brooklyn Skyline generates revenues from display and classified advertising. Additional revenue is also generated by the occasional distribution of circulars with the Brooklyn Skyline. The Brooklyn Skyline operates out of an office in the Mill Basin section of Brooklyn. It is printed on newsprint with the use of spot color and is distributed by crews supervised and trained by the Company.

Chelsea-Clinton News and Westsider

     The Chelsea-Clinton News and Westsider are the only paid circulation weekly newspapers on the West Side of Manhattan. The Westsider, a 26-year-old community newspaper, covers the area from 59th- 125th Streets from Riverside Drive to Central Park West. The Chelsea-Clinton News, a 57-year-old community newspaper, covers the area from 14th-59th Streets from 5th Avenue to 11th Avenue. These two publications rely on revenue from display advertising, classified advertising, subscriptions, newsstand sales, legal advertising and from an in-house typesetting shop that brings in more than 20% of the annual revenue. The Chelsea- Clinton News and Westsider were acquired by the Company in October 1994.

The Hill -- WYRE

     In September 1994, the Company embarked on its most ambitious undertaking to date -- the publication of The Hill, a weekly newspaper devoted to the coverage of the United States Congress. Martin Tolchin, an award-winning, forty-year veteran of the New York Times, signed a five year contract to serve as publisher and editor and chief of The Hill. The paper, which offers comprehensive coverage of every aspect of Congress and life in the Capital, is distributed free of charge to members of Congress and their staffs. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to influence the decisions of Congress. Additional revenues come from classified advertising, local retail advertising, subscriptions and the sale of the paper outside of the Capital area. The Hill is operated out of its own offices in Washington, D.C. It is printed on newsprint in black ink and process four color. It is primarily distributed to congressional office buildings and government agencies as well as to select retail locations, hotels and street boxes.

     The Company has entered into an agreement to purchase radio station WYRE-AM, principally to provide an outlet in the Washington, D.C., area for its five day a week morning show, The Hill Reporter. This show features Senators, Congressmen, other elected officials, lobbyists and pundits in an interview format on topics of current interest. The purchase price is $268,500, of which $25,000 has been paid as a deposit and the balance is due on closing. Closing is pending resolution of a dispute with the seller as to whether a proposed tower will be adequate. The Company is presently paying WYRE to carry its programs pursuant to a Programming Services Agreement.

The New York Blade News

     In a joint venture that began in the summer of 1997, the Company joined with the Washington Blade, the largest and most respected gay and lesbian weekly newspaper in America, to publish The New York Blade News, a weekly, 4-color tabloid newspaper that debuted on October 24, 1997. The paper, which is distributed by independent contractors to more than 800 locations in the New York metropolitan area that are frequented by New York's gay and lesbian community, derives its revenue from the sales of display and classified advertising and personal advertisements. The New York Blade News, which is distributed each Friday throughout Manhattan and areas of Brooklyn, the Bronx, Queens, Staten Island as well as Long Island and New Jersey, is operated out of its own offices in New York City but shares production and distribution staff with Our Town, Manhattan Spirit, the Westsider and Chelsea-Clinton News.

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

Advertisers and Readers; Marketing Activities

     Most of the Company's publications are weeklies primarily distributed free of charge to their readers. The Bronx Press Review, eight of the Nassau Newspapers, the Westsider and Chelsea-Clinton News and one edition of the Queens Tribune are paid circulation publications. The primary source of the Company's revenue is through the sale of advertising space in the publications, although several of the weekly publications also offer graphics and printing services to outside service purchasers, including several school publications. The advertising revenues of each of the Company's publications are derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in the Company's publications represents multiple insertion advertising (where an advertising client runs an advertisement in two or more issues of a publication). This percentage has remained fairly stable for the Company's publications over the last six years. On a year-to-year basis, the Company estimates that, over the last five fiscal years, approximately two-thirds of its display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertising client represents more than 5% of the Company's advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications.

     The Company employs sales representatives who are compensated with incentive-based compensation packages. The Company generally supplements the sales activities of the individual publications with cross-publication group sales activities seeking advertisers for all or a combination of the Company's publications. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as chain store and franchise operations.

Competition

     The Company competes directly for advertising revenues with newspapers and magazines that are sold to readers or are distributed free, as well as other advertising media. The Company does not significantly compete, however, with other publishers of newspapers or magazines for paid circulation revenues as most of its publications are distributed free of charge to its readers.

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

     Although there is no competition for subscriptions or legal notice revenues because there are no other paid circulation weeklies on the West Side, the Chelsea-Clinton News and Westsider do compete for display and classified advertising with other free weeklies on the West Side, including the Manhattan Spirit and The Resident.

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

Employees

     As of November 30, 1997, the Company had 320 full- and part-time employees, of whom 55 were editorial; 86 were engaged as display and classified advertising sales personnel; 90 were engaged in production; and 89 were engaged in administrative and clerical activities. The Company also maintains a roster of free-lance contractors. Management considers its relations with the Company's employees to be satisfactory.

Seasonality

     Dan's Papers and the Montauk Pioneer, which are resort-area newspapers, have significant seasonal variations in revenues. This seasonality may cause operating results to vary significantly from quarter to quarter, with the third fiscal quarter being the most significant in terms of revenues and income.

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

     DPI leases from Mr. Daniel Rattiner, current 20% owner and President of DPI, 1,910 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of $38,200 (plus cost-of-living increases) for a term of ten years terminating in October 1998. The Company has an option to renew its lease for an additional five-year term and intends to exercise the option.

     Tribco has a 10 year lease, which commenced on November 1, 1990, with an unaffiliated landlord for approximately 8,000 square feet of office space and space for publication of the Queens Tribune in Fresh Meadows, New York, for annual base rents ranging from $88,000 to $128,000. The lease is renewable for five years at a $152,000 base annual rent. These premises also serve as the Company's executive and financial offices.

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

     Brooklyn Newspaper Publishing, Inc. has a five-year lease for 2,110 square fee of office space at 2132 Utica Avenue, Brooklyn, New York, commencing February 1998, at an annual rental of $38,400, increasing over the term to $46,675 in the last year.

     The Company believes that its present space is adequate for current purposes and offers moderate expansion possibilities.


ITEM 3. LEGAL PROCEEDINGS.

     An action entitled Jean Jee v. News Communications, Inc. was instituted in Supreme Court, New York County in January 1991. The complainant alleged libel against the Company in connection with an article printed in the Manhattan Spirit and claimed $2,000,000 in compensatory damages and unspecified punitive damages. The Company filed an answer denying the material allegations of the complaint and the case was dormant for a number of years. In May 1998, the plaintiff voluntarily discontinued the action with prejudice.

     An action entitled Tracey Robinson v. The Hill, News Communications, Inc. and Media Venture Group, Inc. was instituted in September 1996 in the United States District Court for the District of Columbia in which the plaintiff, a former sales person for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million plus back pay, front pay and other relief. The case was tried to a jury and resulted in an adverse determination of liability to the Company and the other defendants in the amount of $100,000. No appeal has been taken from that finding. The plaintiff has requested an award of fees and costs in the approximate amount of $150,000, which the defendants are vigorously opposing.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of stockholders during the last quarter of the fiscal year ended November 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol NCOM. Units (symbol NCOMU), each consisting of one share of Common Stock, one Redeemable Class C Warrant (symbol NCOMM) and one Redeemable Class D Warrant (symbol NCOML), were also quoted on the Nasdaq SmallCap Market until October 9, 1996, when they ceased to be quoted upon expiration of the exercise period of the Class C Warrants. The Class D Warrants, although eligible, have not been quoted separately. The prices listed below are the high sales and low sale prices for the periods reported.



                                                         Common Stock                                Units
                                                     --------------------------              -----------------------
Quarter Ended                                       High                   Low                High               Low
-------------                                       ----                   ---                ----               ---
February 28, 1996                                   3.25                   2.38                N/A               N/A
May 31, 1996                                        2.81                   2.13               3.00              2.75
August 31, 1996                                     2.50                   1.63                N/A               N/A
November 30, 1996                                   2.56                   1.00               2.00              2.00
February 28, 1997                                   2.88                   1.97                N/A               N/A
May 31, 1997                                        2.50                   1.75                N/A               N/A
August 31, 1997                                     2.25                   1.63                N/A               N/A
November 30, 1997                                   2.44                   1.50                N/A               N/A
                                                   =====                   ====              ======             =====


     The Company has been advised by The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company is not in compliance with Nasdaq's new net tangible assets/market capitalization/net income requirements for companies listed on the Nasdaq SmallCap Market which became effective on February 23, 1998, and that Nasdaq intended to delist the Company's securities from the Nasdaq SmallCap market at the close of business on March 16, 1998. The Company has received a temporary exception to the new requirements and a temporary stay of delisting pending a hearing. The Company has submitted a written plan to Nasdaq describing how the Company will achieve and maintain compliance with the new requirements. As of the date of this report the Nasdaq hearing panel has not yet rendered a decision regarding the Company's plan of compliance. If the Nasdaq hearing panel rejects the Company's plan of compliance, the Company may seek an oral hearing of Nasdaq's decision to delist the Company's securities. There can be no assurance that the plan of compliance will be accepted by Nasdaq. If the plan of compliance is rejected and the Company's securities are subsequently delisted from the Nasdaq SmallCap Market, trading, if any, in the Company's securities would thereafter be conducted on the OTC Bulletin Board, in which event an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share, trading in the Common Stock also would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, that require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Company's securities, which could severely limit the liquidity of the Company's securities and the ability of investors to sell such securities in the secondary market. The foregoing factors would adversely impact the Company's ability to raise funds publicly.

     The Company estimates that at November 30, 1997 there were approximately 1,900 beneficial owners of its Common Stock and approximately 650 beneficial owners of the Class D Warrants. There were approximately 1,000 record holders of the Company's Common Stock and approximately 80 record holders of the Class D Warrants.

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

Recent Sales of Unregistered Securities

     The following securities were issued by the Company during the fiscal year ended November 30, 1997, and were not registered under the Securities Act of 1933, as amended (the "Act"). Each of the transactions is claimed to be exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Act. All certificates representing such issued and outstanding restricted securities of the Company have been properly legended and the Company has issued "stop transfer" instructions to its transfer agent with respect to such securities.

     (i) On November 5, 1997, DPI and the Company entered into a Loan Agreement ("RRF Loan Agreement") with Rothschild Recovery Fund L.P. ("RRF") pursuant to which DPI borrowed $1,500,000 from RRF. In connection with the execution of the RRF Loan Agreement, the Company issued to RRF a five-year warrant to purchase, on or after February 28, 1998, 300,000 shares of Common Stock of the Company at an initial exercise price of $2.25 per share (subject to adjustment).


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

     1997 was a transitional year for the Company. New management, which came to the Company during the last quarter of 1996, completed its first full year of operations. Its objectives included increasing revenues, implementing cost cutting measures and focusing on the publications which have impacted the bottom line most negatively. New sales management and a new sales team have resulted in a turnaround to profitability at The Hill. The Company decided to discontinue the money losing operations at Manhattan File and has sold all but a 10% interest in that subsidiary. Completing the transition of Brooklyn Skyline to a newspaper from a shopper, the introduction of four-color printing and bolstering the sales force has resulted in increasing revenues. A new publisher was installed at the Nassau Newspapers and the South Shore Record was acquired to provide Nassau with access to the high demographic market of the "Five Towns."

     The Company increased its revenues 5% ($909,000) from $16,615,000 in 1996 to $17,524,000 in 1997, and loss from continuing operations decreased by 43% ($1,494,000) from a loss of $3,462,000 in 1996 to $1,968,000 in 1997.

     The increase in revenues was attributable primarily to The Hill, where the effect of its high quality editorial content combined with a circulation audit and a change in sales management and staff resulted in an increase of revenues of $936,000 (71%); Brooklyn Skyline, where its increased acceptance as a newspaper and as an advertising force in the community along with its 1996 expansion into a fifth zone helped increase revenues $221,000 (18%); and Dan's Papers where its continuing capitalization on an ever increasing market in the Long Island posh resort area, the Hamptons, and an increased sales effort combined to increase revenues $374,000 (10%). These revenue gains were offset in part by Queens Tribune's decrease of $531,000 (16%), of which $200,000 related to a softening of the advertising market in Queens and $331,000 related to the discontinuance of various low profit margin print and distribution jobs; and Bronx Newspapers decrease of $124,000 (14%), which was a result of changes in sales management.

     Salaries and outside labor costs increased $79,000 (1%), even as revenues increased by 5%, as budget cuts phased in beginning in 1996 took their full effect.

     Direct mechanical costs decreased $492,000 (8%) primarily as a result of the decrease and stabilization of newsprint prices, coupled with the renegotiation of printing contracts and the reduction in outside printing. The Company believes that the changes made during 1996-97 will be more fully reflected in improved operating results during fiscal 1997-98.

     At November 30,1997, the Company had an excess of current assets over current liabilities of approximately $49,000. Net cash used by continuing operations was $1,318,000. During the year ended November 30, 1997, the Company repaid $275,000 of the bank loans (an additional $100,000 was repaid in December
1997); $421,000 was used to purchase South Shore; $29,000 was used towards the purchase of WYRE; and $101,000 was invested in or advanced to the Blade. The funds were provided from cash on hand at the beginning of the year and from a $1,500,000 one-year loan in November 1997 from an affiliate of an officer and shareholder.

     For the year ended November 30, 1996, net cash used by operations was $1,627,000. These funds were provided from a two-year loan from a shareholder in May 1996, a $675,000 increase in bank loans and from the issuance of $2,000,000 in $10 Convertible Preferred Stock in October 1996.Approximately $500,000 of the proceeds was used to reduce the Company's accounts payable through November 30, 1996.

     In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), the Company intends to offer its existing shareholders the right to purchase additional shares of its Common Stock. The gross proceeds of the offering would be approximately $3,500,000. To assure the Company that the offering will raise the required funds, an officer and shareholder and a holder of preferred stock of the Company have committed to purchase all shares of Common Stock not purchased by other shareholders. The Company is in the process of negotiating an extension of the May 1996 loan (discussed above) which is due May 21, 1998 in order that it be repaid from the capital raised.

     Management believes that the stock offering and operations of the Company will generate positive cash flow for the fiscal year ending November 30, 1998. Although there can be no assurance to this effect, management is confident that it has available a variety of funding and revenue sources to meet the Company's future cash needs.

Discontinued Operations

     The Company owned 90% of Manhattan File Publishing, Inc. ("MFPI"), publisher of Manhattan File, a monthly (plus five special issues annually), 4-color, perfect bound, glossy magazine, until February 1998, when the Company sold 80% of MFPI to an employee. The Company now owns 10% of MFPI and the employee owns 90% of MFPI. All financial results for 1996 attributable to Manhattan File have been reclassified as discontinued operations.

Forward-looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors that may cause actual results to differ materially from those contemplated by such forward- looking statements include, among others, competitive pressures in the industry in which the Company is engaged, unanticipated fluctuations in paper prices and general economic conditions. The Company has no obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


ITEM 7. FINANCIAL STATEMENTS.

     The financial statements listed on page F-1 are included in this Report beginning on page F-2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Moore Stephens, P.C. (formerly named Mortensen & Associates, P.C.) served as independent auditors of the Company for the fiscal years ended November 30, 1994 and 1995 and until February 3, 1997. On February 3, 1997, Moore Stephens, P.C. was dismissed by the Company because it was determined by the Company that its best interest would be served by retaining Coopers & Lybrand, L.L.P. The decision to change auditors was approved by the Audit Committee of the Company's Board of Directors. The report of Mortensen & Associates, P.C. dated March 27, 1996, relating to the financial statements of the Company as of November 30, 1995 and for the two years then ended contained a statement regarding uncertainty about the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements between the Company and Moore Stephens, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

     Coopers & Lybrand L.L.P. has been engaged by the Company as its independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     As of May 8, 1998, the Company's directors, executive officers and other significant employees and their ages and positions are as follows:

          Name of Individual                         Age      Position with Company and Subsidiaries
          ------------------                         ---      --------------------------------------
           Gary Ackerman                             55       Director of the Company
           Thomas Allon                              34       Executive Vice President of the Company
           Robert Berkowitz                          49       Controller of the Company
           Carl Bernstein                            53       Director of the Company
           John Catsimatidis                         49       Director of the Company
           Mark Dickstein                            39       Director of the Company
           Jerry Finkelstein                         82       Chairman of the Board and Director of the Company
           Andrew J. Maloney                         66       Director of the Company
           John E. McConnaughy, Jr.                  68       Director of the Company
           Robert E. Nederlander                     64       Director of the Company
           Daniel Rattiner                           58       President, Publisher, Editor and Director of DPI
           Wilbur L. Ross, Jr.                       60       Director and Chief Executive Officer of the Company
           Michael Schenkler                         52       Director and President of the Company and director
                                                              and officer of subsidiaries
           Andrew J. Stein                           52       Director of the Company
           Sy Syms                                   71       Director of the Company
           Arthur Tarlow                             68       Director of the Company
           Hillel Weinberger                         44       Director of the Company

     Gary Ackerman has been a director of the Company since March 1990. He has served in the United States House of Representatives as a Representative from New York since March 1983. From 1979 until 1983, Mr. Ackerman was a member of the New York State Senate. From 1970 to 1979, Mr. Ackerman was the founder, editor and publisher of the Queens Tribune.

     Thomas Allon was elected Executive Vice President of the Company in November 1994. He has been Publisher of the Manhattan Spirit and Our Town since 1992. From 1990 to 1991 he was Managing/ Associate Publisher of the Manhattan Spirit.

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

     John E. McConnaughy, Jr. was elected a director of the Company in October 1996. Mr. McConnaughy is Chairman and CEO of JEMC Corporation, a company involved in investing. From 1969 to 1986, he served as Chairman and CEO of Peabody International Corp. ("Peabody"). From 1981, when it was spun off from Peabody, until his retirement in 1992, he served as Chairman and CEO of GEO International Corporation ("GEO"). In October 1993, GEO filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Mr. McConnaughy is also a director of DeVlieg Bullard, Inc., Mego Financial Corp., Transact International, Inc., Pantapec International, Inc., Riddell Sports, Inc., Enviropur Waste Refining and Technologies, Inc. and Wave Systems, Inc.

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

     Wilbur L. Ross, Jr. was elected a director of the Company in October 1996. Since 1988, Mr. Ross has been Senior Managing Director of Rothschild Inc.,
Chairman of Rothschild Recovery Fund LLP and a director of Rothschild North America Inc. Mr. Ross is also a director of Mego Financial Corp. and Syms Corp.

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

     Pursuant to the agreement regarding the sale of the $10 Convertible Preferred Stock, the Company's Board of Directors was increased to 16 members, of whom the holders of the $10 Convertible Preferred Stock are entitled to nominate and elect 8 members. Messrs. Bernstein, Dickstein, McConnaughy, Nederlander, Ross, Syms and Weinberger are the designees of the holders of the $10 Convertible Preferred Stock to serve as directors of the Company and became directors on October 28, 1996, the date of the closing of the sale of the $10 Convertible Preferred Stock. Sydney Gruson, a deceased former director, was also a designee of the holders of the $10 Convertible Preferred Stock.

     There are presently two vacancies on the board of directors due to the death of Mr. Gruson on March 1, 1998 and the death of another former director, Eric Breindel, on February 28, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and information furnished by the reporting person, during the fiscal year ended November 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that John E. McConnaughy, a director of the Company, failed to report the ownership of 5,900 shares of $10 Convertible Preferred Stock of the Company and 23,600 Common Stock Purchase Warrants of the Company on his report on Form 3 as filed on November 11, 1996. Mr. McConnaughy filed an amended Form 3 in May 1998 to include such securities.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

     The following table shows compensation paid by the Company and its subsidiaries to certain of its executive officers (including the chief executive officer) for the fiscal years ended November 30, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE






                                                                                                               Compensation
                                                                                                                 Long-Term
                                                                         Annual Compensation                      Awards
                                                                                                Other
                                                                                               Annual           Securities
                                                                                              Compensa-         Underlying
                                                               Salary          Bonus            tion             Options
Name and Principal Position                       Year           ($)            ($)              ($)               (#)
--------------------------------------------      -----       -------          ------         ---------         ----------
Wilbur L. Ross, Jr., Chief Executive Officer      1997             1             ---             ---                ---
                                                  1996             1             ---             ---              200,000
Michael Schenkler, President and Chief Exec       1997       158,197             ---             ---                ---
utive Officer (1995-1996) of the Company and      1996       154,621             30,000          ---               10,000
officer of subsidiaries                           1995       150,000             ---             ---               10,000
Daniel Rattiner, Officer of Dan's Papers, Inc.    1997       133,770             81,000          ---                ---
                                                  1996       130,869            110,235        15,000(1)            ---
                                                  1995       127,813             61,169        15,000(1)            ---
Jerry Finkelstein, Chairman of the Board of the   1997       195,000             ---             ---                ---
Company                                           1996       195,000             ---             ---               10,000
                                                  1995       195,000             ---             ---              360,000
Thomas Allon, Executive Vice President of the     1997         84,141            45,000          ---                ---
Company and officer of subsidiaries               1996         82,341            45,000          ---                ---
                                                  1995         80,885            45,000          ---                ---

--------------------------------------

(1) Mr. Rattiner is entitled to receive an aggregate of $15,000 per year for discounted trade-sale merchandise from advertisers (who provide such merchandise to Mr. Rattiner in lieu of paying the Company for advertising). Beginning in November 1997, Mr. Rattiner is also entitled to a new leased or purchased automobile every two years, having a value not in excess of $40,000, and a new leased portable computer every two years, having a value not in excess of $4,000.


                        AGGREGATE YEAR-END OPTION VALUES
                               (November 30, 1997)


                                      Number of securities underlying
                                    unexercised options at fiscal year-           Value of unexercised in-the-money
                                                  end (#)                          options at fiscal year-end ($)
Name                                 Exercisable          Unexercisable         Exercisable            Unexercisable
Wilbur L. Ross, Jr.                    200,000                 ---                    0                      ---
Michael Schenkler                      142,500                 ---                1,250                      ---
Jerry Finkelstein                      697,500                 ---                1,250                      ---
Daniel Rattiner                         35,000                 ---                    0                      ---

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

     Pursuant to an employment agreement terminating in 2007, as amended, as compensation for his services to DPI, Daniel Rattiner earns a base salary from DPI of $110,000 per year, adjusted for increases in the consumer price index, plus a bonus in each fiscal year based on net profits (as defined) of DPI. Mr. Rattiner may terminate his employment at any time after November 25, 2000. Mr. Rattiner has pledged to keep secret DPI's confidential matters and, in the event he leaves the employ of DPI, not to compete with DPI for specific periods of time, depending on the reasons for his separation.

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

     Pursuant to the agreement regarding the sale of the $10 Convertible Preferred Stock, Wilbur L. Ross, Jr. serves as Chief Executive Officer of the Company and Chairman of the Executive Committee of the Board. In consideration for the services rendered by him in such capacities, Mr. Ross is paid $1 per year and was granted five-year options to purchase 200,000 shares of Common Stock at $2.00 per share under the Company's Discretionary Option Plan.

     The  Company  has  no  established   compensation   arrangements  with  its
directors. See "Directors' and Officers' Options," below.

Directors' and Officers' Options

     On August 17, 1993, the Board adopted a "Discretionary Directors and Officers Stock Option Plan" (the "Discretionary Option Plan") pursuant to which, as amended, the Board may award options to purchase an aggregate of 1,500,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under
Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal year ended November 30, 1997.

     On August 17, 1993, the Board also adopted a "Non-Discretionary Directors Stock Option Plan" (the "Non-Discretionary Option Plan") pursuant to which each director is granted on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of grant. The Non-Discretionary Plan also provides that any person becoming a director within the six month after any August 17 will be granted an option for 10,000 shares on the date he or she becomes a director. The Non-Discretionary Option Plan was approved by the shareholders of the Company on July 15, 1994. Grants under the Non-Discretionary Option Plan were completed during the fiscal year ended November 30, 1996.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding ownership of the Company's Common Stock, as of May 13, 1998, by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, by each person who is a director of the Company, by each executive officer of the Company listed in the tables in Item 10, and by all directors and officers of the Company as a group.


                                                      Amount and Nature
                                                        of Beneficial                            Percent of
Beneficial Owner                                        Ownership (1)                               Class

Gary Ackerman                                                386,644 (2)                             4.7%
         218-14 Northern Boulevard
         Bayside, NY 11432
Thomas Allon                                                  61,666 (3)                                *
        174-15 Horace Harding
            Expressway
        Fresh Meadows, NY  11365
Carl Bernstein                                                 5,000 (3)                                *
         35 East 84th Street
         New York, NY 10028
John Catsimatidis                                             55,000 (3)                                *
         832 11th Avenue
         New York, NY 10019
Mark Dickstein                                               185,000 (3)(4)                          2.2%
         120 East End Avenue
          New York, NY 10028
Jerry Finkelstein                                          1,489,503 (3)(5)                         16.7%
         150 East 58th Street
         33rd Floor
         New York, NY 10158
Andrew J. Maloney                                             53,000 (3)                                *
         1 World Trade Center
         New York, NY 10001
John E. McConnaughy, Jr.                                       5,000 (3)                                *
         637 Valley Road
         New Canaan, CT 06840

-----------------------------
Continued on next page.



                                                       Amount and Nature
                                                         of Beneficial                           Percent of
Beneficial Owner                                         Ownership (1)                              Class


Robert E. Nederlander                                     118,000 (3)(4)                             1.4%
         570 Park Avenue
         New York, NY 10022
Daniel Rattiner                                           168,308 (3)(6)                             2.0%
        26 Three Mile Harbor
        Hog Creek Road
        East Hampton, NY 11932
Wilbur L. Ross, Jr.                                       570,000 (3)(4)(7)                          6.5%
        1251 Avenue of the Americas
        New York, NY 10020
Michael Schenkler                                         455,267 (3)(8)                             5.4%
      174-15 Horace Harding
           Expressway
      Fresh Meadows, NY 11365
Andrew J. Stein                                           180,000 (3)                                2.2%
      625 Madison Avenue
      New York, NY 10022
Sy Syms                                                   185,000 (3)(4)                             2.2%
      Syms Way
      Secaucus, NJ 07094
Arthur Tarlow                                              79,716 (3)                                  *
      1505 Kellum Place
      Mineola, NY 11501
Hillel Weinberger                                         221,000 (3)(4)                             2.6%
       667 Madison Avenue
       New York, NY 10021
All Directors and                                       4,240,605 (3)(9)                            39.5%
      Executive Officers as
      a Group
      (17 persons)
                                                        2,672,230 (10)                              30.2%
J. Morton Davis
D.H. Blair Holdings, Inc.
D.H. Blair Investment
  Banking Corp.
     44 Wall Street
     New York, NY 10005

-------------------------------------------

*       Less than one percent.

(1) Based upon information furnished by the persons listed. Except as otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the shares listed.
--------------------------------------------------
(Footnotes continued on next page)

(2) Includes 5,334 shares owned by Mr. Ackerman's children for whom Mr. Ackerman is custodian.

(3) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Allon--61,666; Mr. Bernstein--5,000; Mr. Catsimatidis--55,000; Mr. Dickstein--85,000; Mr. Finkelstein--697,500; Mr. Maloney--53,000; Mr. McConnaughy--5,000; Mr.
        Nederlander--45,000;   Mr.  Rattiner--35,000;   Mr.  Ross--365,000;  Mr.
        Schenkler--142,500; Mr. Stein--130,000; Mr. Syms--85,000; Mr. Tarlow--
        67,500; Mr. Weinberger--101,000.

(4)     Includes the following numbers of shares issuable upon conversion of $10
        Convertible    Preferred    Stock:    Mr.    Dickstein--100,000;     Mr.
        Nederlander--50,000; Mr. Ross--200,000; Mr. Syms--100,000; Mr.
        Weinberger--120,000.

(5) Includes (i) 29,834 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and (ii) 200,000 shares owned by Mr. Finkelstein's wife.

(6) Includes (i) 500 shares owned by Mr. Rattiner's wife and (ii) 1,800 shares issuable upon conversion of the Company's 10% Preferred Stock.

(7) Does not include (a) 50,000 shares owned by Rothschild Inc., (b) 50,000 shares issuable upon conversion of $10 Convertible Preferred Stock owned by Rothschild North America Inc. ("RNA") and 40,000 shares issuable upon exercise of warrants owned by RNA, and (c) 300,000 shares issuable upon exercise of warrants owned by the Rothschild Recovery Fund L.P. Mr. Ross disclaims beneficial ownership of all of such shares.

(8) Includes 9,000 shares that are issuable upon conversion of the Company's 10% Preferred Stock owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(9)     Includes  shares  issuable upon  exercise of  the options  referenced in
        (3) above, conversion of the $10 Convertible Preferred Stock referenced in (4) above and the 10% Preferred Stock referenced in (6) above, as well as 22,501 shares issuable to Mr. Robert Berkowitz, Controller of the Company, upon exercise of presently exercisable stock options.

(10) Includes (i) 1,867,615 shares of Common Stock and warrants to purchase 623,600 shares of Common Stock owned by D.H. Blair Investment Banking Corp. ("Blair Investment"), a wholly-owned subsidiary of D.H. Blair Holdings, Inc. ("Blair Holdings"), of which J. Morton Davis is a shareholder and director, (ii) 61,915 shares of Common Stock owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by
        Rosalind Davidowitz, Mr. Davis's wife, (iii) 89,600 shares of Common Stock owned by Rosalind Davidowitz and (iv) 29,500 shares of Common Stock issuable upon exercise of 5,900 shares of $10 Convertible Preferred Stock. Mr. Davis, Blair Holdings and Blair Investment
        expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has the option, in certain circumstances, to acquire Mr. Rattiner's shares in DPI. Mr. Rattiner can require the Company to purchase his 20% interest in DPI at any time for a price equal to 20% of DPI's retained earnings (if any) plus the greater of $200,000 or 20% of DPI's gross collected revenues (after deduction of advertising agency commissions) for the full fiscal year prior to the year in which notice is given.

     DPI leases from Mr. Rattiner 1,910 square feet of office space at an annual rate of $38,200 (plus cost-of-living adjustments) in a building on Montauk Highway, Bridgehampton, New York, for a term of ten years terminating in October 1998 (plus a five-year option).

     Rothschild Inc., of which Wilbur L. Ross, Jr. is Senior Managing Director and Sydney Gruson, a deceased former director of the Company, was Senior Advisor, furnished investment banking services to the Company in connection with the issuance and sale of the Company's $10 Convertible Preferred Stock and associated warrants. In consideration for such services, the Company issued Rothschild Inc. 50,000 shares of its Common Stock, valued at $2.00 per share.

     On November 5, 1997, DPI and the Company entered into the RRF Loan Agreement with RRF pursuant to which DPI borrowed $1,500,000 from RRF pursuant to a promissory note bearing interest payable monthly at the rate of 9.75% and with a maturity date of December 31, 1998. The note is secured by a lien on all of DPI's assets and is guaranteed by the Company. In addition, in connection with the execution of the RRF Loan Agreement, the Company issued to RRF a five-year warrant to purchase, on or after February 28, 1998, 300,000 shares of Common Stock of the Company at an initial exercise price of $2.25 per share. Wilbur L. Ross, Jr. is Chairman of RRF.

     In May 1996, the Company, Tribco and Access obtained a $1,000,000 loan from
D. H. Blair Investment Banking Corp. ("Blair Investment"), a principal stockholder of the Company. The loan is repayable on May 21, 1998 and bears interest at the rate of 8 1/2% per annum payable quarterly. The loan is secured by a security interest granted by the borrowers to Blair Investment on all of their personal property and fixtures and by a pledge made by the Company to Blair Investment of all of the outstanding common stock of Tribco and Access. As additional consideration for the loan, the Company issued Blair Investment a five-year warrant to purchase 200,000 shares of Common Stock at an initial exercise price of $2.50 per share, subject to adjustment. Effective May 17, 1996, the Company entered into an agreement with Blair Investment pursuant to which Blair Investment is to act as a non-exclusive financial advisor and investment banker to the Company. As an inducement to Blair Investment's providing such services, the Company issued Blair Investment a five-year warrant to purchase 400,000 shares of Common Stock at an initial exercise price of $2.50 per share, subject to adjustment.

     Gristede's and Red Apple Markets, supermarket chains that are owned by Red Apple Group, Inc., of which Mr. Catsimatidis is Chairman, and Sloan's Supermarkets, Inc., of which Mr. Catsimatidis is Chairman, advertise in various of the Company's publications and also utilize various of the Company's printing services. Such advertising and printing services are charged at the Company's standard rates and totaled approximately $25,300 during the fiscal year ended November 30, 1997.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits



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

4.2.1   Resolution of Board of Directors fixing                              B                     4.2.1
        the terms of the 10% Convertible Preferred Stock.

4.2.2   Resolution of Board of Directors fixing the                          J                     4.2.2
        terms of the 8% Convertible Preferred Stock.

4.2.3   Resolution of the Board of Directors fixing the                      J                     4.2.3
        terms of the 12% Convertible Preferred Stock.

4.2.4   Certificate of Amendment of Certificate                              J                     4.2.4
        of Designation of 8% Convertible Preferred
        Stock.


-------------------------------
(1)      See Notes at end of Item 13.


                                                                          Incorporated               Exhibit
Exhibit                                                                   by Reference               No. in
Number             Description                                            from Document              Document
------------       -------------------------------------------          ----------------            -----------
4.2.5             Resolution of Board of Directors fixing the                   M                    10.33
                  terms of the $10 Convertible Preferred Stock
                  (included as part of Exhibit 10.33).

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

10.4.4            Letter dated November 22, 1996 from the                       N                    10.4.4
                  Company to Daniel Rattiner regarding
                  exercise of option to purchase stock
                  of Dan's Papers, Inc.

10.4.5            Employment and Shareholders'  Agreement                       *
                  dated as of November 25, 1997 between and among
                  Daniel Rattiner and the Company.

10.7.3.1          Employment Agreement, dated as of                             K                    10.7.3.1
                  October 14, 1994, between Michael Schenkler and the Company.



                                                                          Incorporated               Exhibit
Exhibit                                                                   by Reference               No. in
Number             Description                                            from Document              Document
-----------       --------------------------------------------------      ---------------           ----------
10.7.4.1          Amended and Restated  Employment                              N                    10.7.4.1
                  Agreement,  dated October 28, 1996,
                  between Jerry Finkelstein and the Company.

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

10.28             Agreement dated May 17, 1996 between D.H.                     M                    10.28
                  Blair Investment Banking Corp. ("Blair
                  Investment") and the Company.

10.29             Loan Agreement dated May 21, 1995 among                       M                    10.29
                  Blair Investment, the Company, Tribco
                  Incorporated ("Tribco") and Access
                  Network Corp. ("Access").

10.30             $1,000,000 Promissory Note dated May 21,                      M                    10.30
                  1996 issued by the Company, Tribco and
                  Access to the order of Blair Investment.

10.31             Warrant dated May 17, 1996, to purchase                       M                    10.31
                  400,000  shares of the  Company's  Common  Stock
                  issued by the Company to Blair Investment.

10.32             Warrant, dated May 21, 1996, to purchase                      M                    10.32
                  200,000  shares of the  Company's  Common  Stock
                  issued by the Company to Blair Investment.


                                                                          Incorporated               Exhibit
Exhibit                                                                   by Reference               No. in
Number                Description               0                          from Document              Document
-----------       --------------------------------------------------      ---------------           ----------
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

10.34             Loan Agreement dated as of November 5,                        *
                  1997 by and between Rothschild Recovery
                  Fund L.P. and Dan's Papers, Inc. and
                  the Company.

10.35             Asset Purchase Agreement dated as of                          *
                  April 11, 1997 by and between M.B.C.
                  Incorporated and the Company.

10.36             Program Services Agreement dated as                           *
                  of April 11, 1997 by and between M.B.C.
                  Incorporated and the Company.

10.37             Stock Purchase Agreement dated as of                          *
                  November 25, 1997, by and between
                  Florence B. Schwartzberg and the
                  Company.

10.38             Employment Agreement dated as of                              *
                  November 25, 1997, by and between
                  Florence B. Schwartzberg and the
                  Company.

10.39             Agreement dated as of February 26,                            *
                  1998 by and between the Company
                  and Magazine Holding, Inc.

10.40             Shareholders Agreement dated as of                            *
                  December 22, 1997 by and between
                  the Company, The Washington Blade,
                  Inc. and New York Blade News, Inc.

11.1              Statement re computation of per share                         *
                  earnings.

16.2              Letter from Moore Stephens, P.C. dated                        O                         16.2
                  March 4, 1997.

22                Subsidiaries of the Company.                                  *




                                                                          Incorporated               Exhibit
Exhibit                                                                   by Reference               No. in
Number                Description                                         from Document              Document
-----------       --------------------------------------------------      ---------------           ----------
27                 Financial Data Schedule (filed electronically only)          *

---------------------------------------
Notes:
(1) The Commission file number assigned to the Company's Registration Statement on Form S-18, filed with the Commission on May 29, 1986, was 33-6126. The Company's first registration of a class of equity securities under the Securities Exchange Act of 1934 became effective on February 21, 1990. The Commission file number assigned to the Company at that time was 0-18299. The Commission file number assigned to the Company's Registration Statement on Form S-1, as declared effective by the Commission on September 19, 1990, was 33-35484. The Commission file number assigned to the Company's Registration Statement on Form S-1, as declared effective by the Commission on October 9, 1992, was 33-46467.

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

J    Registration Statement of the Company on Form S-1, No. 33-46467.

K Annual Report of the Company on Form 10-KSB for the year ended November 30, 1994.

L Annual Report of the Company on Form 10-KSB for the year ended November 30, 1995.

M Quarterly Report of the Company on Form 10-QSB for the quarter ended August 31, 1996.

N Annual Report of the Company on Form 10-KSB for the year ended November 30, 1996.

O Current Report of the Company on Form 8-K/A relating to event occurring on February 3, 1997.

*        Filed herewith.

         (b)     Reports on Form 8-K.

                 None

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Index to Consolidated Financial Statements

                                                                          Page


Report of Independent Accountants                                  F-2

Consolidated Balance Sheet as of November 30, 1997                 F-3 to F-4

Consolidated Statements of Operations for the years ended
    November 30, 1997 and 1996                                     F-5

Consolidated Statements of Stockholders' Equity for the
   years ended November 30, 1997 and 1996                          F-6 to F-7

Consolidated Statements of Cash Flows for the years ended
    November 30, 1997 and 1996                                     F-8 to F-9

Notes to Consolidated Financial Statements                         F-10 to F-23

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Report of Independent Accountants



To the Board of Directors and Stockholders of News Communications, Inc.


     We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended November 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Communications, Inc. and Subsidiaries as of November 30, 1997, and the consolidated results of their operations and their cash flows for the years ended November 30, 1997 and 1996, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.




New York, New York
May 15, 1998

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES



Consolidated Balance Sheet

As of November 30, 1997

                                        Assets:

Current assets:
    Cash                                                           $    424,620
    Accounts receivable - [less: allowance
     for doubtful accounts of $849,530]                               3,479,269
    Due from related parties                                             27,613
     Other                                                              176,738
                                                                    -----------
      Total current assets                                            4,108,240

Investment in unconsolidated entities                                    72,242


Property and equipment - at cost - net                                  399,364

Other assets:
    Goodwill - net                                                    3,481,766
    Other - net                                                          81,267
                                                                  -------------
               Total other assets                                     3,563,033
                                                                  -------------
                                                                  $   8,142,879
                                                                  =============

See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES



Consolidated Balance Sheet

As of November 30, 1997

                         Liabilities and Stockholders' Equity:
Current liabilities:
    Accounts payable                                              $     626,610
    Accrued expenses                                                  1,166,573
    Accrued payroll and payroll taxes                                    92,516
    Note payable                                                        900,000
    Due to related party                                              1,136,021
    Unearned revenue                                                    137,652
                                                                  -------------
               Total current liabilities                              4,059,372

Net liabilities of discontinued operations                               53,908

Related party - long term debt                                        1,415,338
                                                                  -------------
Total Liabilities                                                     5,528,618
                                                                  -------------
Commitments and contingencies

Minority interest                                                       281,474
                                                                  -------------
Stockholders' equity:

     Preferred stock, $1.00 par value; 500,000 shares                   200,340
      authorized; $2,444,000 aggregate liquidation value

     Common stock, $.01 par value; authorized 100,000,000
      shares; 8,212,231 shares issued and outstanding                    82,122

Paid-in capital - preferred stock                                     2,077,025
Paid-in-capital - common stock                                       14,431,905
Retained deficit                                                    (14,049,876)
                                                                 --------------
                                                                      2,741,516

Less:  Treasury stock [151,000 common shares] - at cost                 408,729
                                                                 --------------
              Total stockholders' equity                              2,332,787
                                                                 --------------
              Total liabilities and stockholders' equity         $    8,142,879
                                                                 ==============

See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Operations

For the years ended November 30, 1997 and 1996

                                                                                               1997                    1996
                                                                                   ----------------------------------------------
Net revenues                                                                       $           17,523,952  $           16,614,501
                                                                                   ----------------------------------------------
Operating expenses:
    Salaries, benefits and outside labor costs                                                 8,880,694               8,801,931
    Direct mechanical costs                                                                    5,683,638               6,175,727
    General and administrative                                                                 2,702,444               2,674,163
    Provision for doubtful accounts                                                            1,013,904               1,360,057
    Rent, occupancy and utilities                                                                842,735                 820,299
                                                                                   ----------------------------------------------
              Total operating expenses                                                        19,123,415              19,832,177
              Loss from operations                                                            (1,599,463)             (3,217,676)

Other income (expense):
     Interest expense                                                                           (200,948)               (177,471)
                                                                                   ----------------------------------------------
              Total other income (expense)                                                      (200,948)               (177,471)
                                                                                   ----------------------------------------------
Loss before income taxes and minority interest                                                (1,800,411)             (3,395,147)
Provision for income taxes                                                                       -                      -
                                                                                   ----------------------------------------------
              Net loss before minority interest                                               (1,800,411)             (3,395,147)

Less: Minority interest in income of subsidiary                                                  167,246                  66,440
                                                                                   ----------------------------------------------

Loss from continuing operations                                                               (1,967,657)             (3,461,587)

Loss from discontinued operations                                                               (730,585)               (419,841)
Gain (Loss) on disposal                                                                         (255,973)
                                                                                   ----------------------------------------------
                  Net loss                                                         $          (2,954,215)  $          (3,881,428)
                                                                                   ==============================================
Loss per common share:

Continuing Operations                                                              $                (.24)  $                (.44)

Discontinued Operations                                                            $                (.12)  $                (.05)
                                                                                   ----------------------------------------------
Total                                                                              $                (.36)  $                (.49)
                                                                                   ----------------------------------------------
Weighted average number of common shares outstanding                               $            8,132,754  $            7,991,997
                                                                                   ==============================================

See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended November 30, 1997 and 1996


                                                                                                                          Total
                               Preferred            Paid-in      Common                Paid-in                            Stock-
                                Stock     Pre-      Capital      Stock                 Capital    Retained    Treasury    holders'
                               (Shares)   ferred    Preferred   (Shares)   Common      Common     Deficit     Stock       Equity
                                          Stock     Stock                  Stock       Stock
                               --------   -------   ----------  --------   --------  ----------- -----------  --------  -----------
 Balance,  November 30, 1995        449   $   449   $  519,873  7,957,665  $ 79,576  $13,723,456 $(7,108,447) $408,729  $ 6,806,178

Stock issued in connection           -          -            -      9,750        98       19,402           -         -       19,500
with exercise of C warrants

Stock issued in connection           -          -            -     10,000       100       12,400           -         -       12,500
with exercise of options

Issuance of $10 Convertible     20,000    200,000    1,800,000          -         -            -           -         -    2,000,000
Preferred Stock

Costs of raising capital             -          -     (118,183)     50,000      500       99,500           -         -      (18,183)

Warrants issued in connection        -          -            -           -        -       64,000           -         -       64,000
with long term debt

Warrants issued in connection        -          -            -           -        -      128,000           -         -      128,000
with consulting services

Stock issued as preferred            -          -            -      10,624      106       15,894      (16,000)       -            -
dividends

Dividend on preferred stock          -          -            -           -        -            -      (41,360)       -      (41,360)

Net loss                             -          -            -           -        -            -   (3,881,428)       -   (3,881,428)
                               --------   -------   ----------  --------   --------  ----------- -----------  --------  -----------
Balance, November 30, 1996      20,449    200,449    2,201,690   8,038,039   80,380   14,062,652  (11,047,235)  408,729   5,089,207


See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the years ended November 30, 1997 and 1996


                                                                                                                          Total
                               Preferred            Paid-in      Common                Paid-in                            Stock-
                                Stock     Pre-      Capital      Stock                 Capital    Retained    Treasury    holders'
                               (Shares)   ferred    Preferred   (Shares)   Common      Common     Deficit     Stock       Equity
                                          Stock     Stock                  Stock       Stock
                               --------   -------   ----------  --------   --------  ----------- -----------  --------  -----------
Balance, November 30, 1996      20,449    200,449    2,201,690  8,038,039   80,380   14,062,652  (11,047,235)  408,729    5,089,207

Stock issued in connection           -          -            -     90,545      906      140,515            -         -      141,421
with exercise of C warrants

Stock issued in connection           -          -            -     16,000      160         (160)           -         -            -
with purchase of Nassau
Newspapers

Conversion of 8% Convertible       (103)     (103)    (102,897)    49,047      490      102,510            -         -            -
Preferred Stock

Warrants issued in connection         -         -            -          -        -       91,800            -         -       91,800
with long term debt

Conversion of 10% Convertible        (6)       (6)     (21,768)    10,800      108       21,666            -         -            -
Preferred Stock

Stock issued as preferred             -         -            -      7,800       78       12,922      (13,000)        -            -
dividends

Dividend on preferred stock           -         -            -          -        -            -      (35,426)        -      (35,426)

Net loss                              -         -            -          -        -            -   (2,954,215)        -   (2,954,215)
                               --------   -------   ----------  ---------  -------  ----------- ------------- --------   ----------
 Balance, November 30, 1997      20,340  $200,340   $2,077,025  8,212,231  $82,122  $14,431,905 $(14,049,876) $408,729   $2,332,787
                              =========  ========   ==========  =========  =======  =========== ============= ========   ==========

See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended November 30, 1997 and 1996

                                                                                                 1997                    1996
                                                                                        -------------------------------------------
Operating activities of continuing operations
    Net loss                                                                            $      (2,954,215)     $       (3,881,428)
                                                                                        -------------------------------------------
Adjustments to reconcile net loss to net cash (used for)
  Loss from discontinued operations                                                               986,558                   419,841

        Depreciation and amortization                                                             447,462                   497,774
        Provision for doubtful accounts                                                         1,013,904                 1,370,224
        Compensation recognized related to warrants issued                                              -                   128,000
        Amortization of debt discount                                                              39,138                    17,333
        Minority interest                                                                         167,246                    66,440

    Changes in assets and liabilities:
      (Increase) decrease in:
         Account receivable                                                                   (1,227,954)                 (345,658)
         Other current assets                                                                    (26,614)                  (63,424)
         Other assets                                                                             64,471                     2,929
         Related party receivable                                                                (13,613)                  105,233

      Increase (decrease) in:
         Accounts payable and accrued expenses                                                   395,509                  (181,351)
         Accrued payroll and payroll taxes                                                      (316,076)                   83,591
         Other current liabilities                                                                15,000                   122,653
         Related party payable                                                                    91,000                    30,506
                                                                                        -------------------------------------------
                Total adjustments                                                              1,636,031                 2,254,091
                                                                                        -------------------------------------------
                   Net cash - operating activities of continuing operations                   (1,318,184)               (1,627,337)
                                                                                        -------------------------------------------
  Investing activities of continuing operations:
    Purchase of South Shore Publishers, Inc.                                                    (421,500)                       -
    Capital expenditures                                                                        (102,658)                  (47,626)
    Investment in unconsolidated entities                                                       ( 72,242)                       -
                                                                                        -------------------------------------------
                  Net cash - investing activities of continuing operations                      (596,400)                  (47,626)
                                                                                        -------------------------------------------
Financing activities of continuing operations:
    Proceeds from preferred stock                                                                      -                 2,000,000
    Proceeds from exercise of stock options                                                      181,090                    12,500
    Costs of raising capital                                                                     (39,670)                  (18,183)
    Proceeds from exercise of warrants and underwriter option                                          -                    19,500
    Principal payments on notes payable                                                         (275,000)                  (24,000)
    Dividend on preferred  stock                                                                 (35,426)                  (41,360)
    Proceeds from notes payable                                                                 1,500,000                1,675,000
                                                                                        -------------------------------------------
                  Net cash - financing activities of continuing operations                     1,330,994                 3,623,457
                                                                                         ------------------------------------------


See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. and SUBSIDIARIES



                                                                                                1997                   1996
                                                                                         ------------------------------------------
Net cash - operating activities of continuing operations forwarded:                      $    (1,318,184)      $    (1,627,337)

Net cash - investing activities of continuing operations forwarded:                             (596,400)              (47,626)

Net cash - financing activities of continuing operations forwarded:                            1,330,994             3,623,457

Net cash used in discontinued operations                                                        (486,677)             (508,081)
                                                                                        -----------------------------------------
              Net increase (decrease) in cash                                                 (1,070,267)            1,440,413

Cash - beginning of year                                                                       1,494,887                54,474
                                                                                        ----------------------------------------
Cash - end of year                                                                      $        424,620        $    1,494,887
                                                                                        ========================================
Supplemental disclosure of cash flow information:

               Cash paid during the year for interest                                   $        189,572        $      130,969




See Notes to Consolidated Financial Statements

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   Organization and Industry Segment:

     News Communications, Inc., a Nevada corporation, is primarily engaged, through various wholly-owned and majority-owned subsidiaries in the publication and distribution of advertiser supported, community oriented newspapers. The Company's publishing subsidiaries are Access Network Corp. ["Access"], Manhattan Publishing Corp. ["MPC"], Tribco Incorporated ["Tribco"], Dan's Papers, Inc. ["DPI"], Parkchester Publishing Co., Inc. ["Bronx Press Review"], Nassau Community Newspaper Group, Inc. ["Nassau Newspapers"], Capitol Hill Publishing, Inc. ["Capitol Hill"], Brooklyn Newspaper Publishing, Inc. ["Brooklyn"], West Side Newspaper Corp. ["West Side"] and South Shore Publishers, Inc. ["South Shore"], News Communications, Inc. and Subsidiaries [the "Company"] function in one industry segment, that is the news publication business.

     As discussed in Note 20, Manhattan File Publishing, Inc, ["Manhattan File"], the Company's only magazine publishing subsidiary, is presented as a discontinued operation.


2.   Summary of Significant Accounting Policies:

     Consolidation - The consolidated financial statements of the Company include the accounts of the parent company and its wholly-owned and majority-owned subsidiaries. All material intercompany transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made by management with respect to the Company's allowance for doubtful accounts, amortization relating to goodwill, depreciation and amortization in connection with property and equipment, and the possible outcome of outstanding litigation among other items. Actual results could differ from those estimates.

     Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

                                               Years
                                               -----------
       Furniture, fixtures and office
       equipment                               5-10

       Leasehold improvements                  Shorter of useful life of asset
                                               or length of lease

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

     Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis. The Company's policy is to record an impairment loss against the net unamortized cost of goodwill in the period when it is determined that the carrying amount of the asset may not be recoverable. At each balance sheet date, the Company evaluates the realizability of goodwill for each subsidiary having a material goodwill balance. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates or if the expected future non-discounted net income of the subsidiary would become less than the carrying amount of the goodwill asset. An impairment loss would be recognized if the unamortized goodwill balance exceeds the non-discounted cash flows of the subsidiaries. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at November 30, 1997.

     Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications.

     Direct Mechanical Costs - Production- and distribution-related expenses are classified as direct mechanical costs.

     Seasonality - One of the Company's publications (which generated approximately 22% and 21% of revenues in fiscal 1997 and 1996 respectively) is a resort-area newspaper, that earns a significant portion of its revenue during the summer months.

     Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and Eastern Long Island.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1997, the Company had approximately $425,000 with financial institutions subject to a credit risk beyond the insured amount.

     Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

3.   Property and Equipment and Depreciation and Amortization:

     Major classes of property and equipment as of November 30, 1997 are as follows:

        Leasehold improvements                                  $    281,112
        Computer equipment and software                              390,327
        Machinery and equipment                                      114,637
        Furniture and fixtures and office equipment                  125,135
        Distribution boxes                                            42,634
                                                                -------------
            Total - at cost                                          953,845
        Less:  Accumulated depreciation
           and amortization                                          554,481
                                                                -------------
            Property and equipment - net                         $   399,364
                                                                -------------

     Depreciation and amortization expense for the years ended November 30, 1997 and 1996 amounted to $172,593 and $170,740, respectively.

4.  Intangible Assets:

     A breakdown of intangible assets at November 30, 1997 is as follows:

                      Amortization
                         Period
                         Years         Cost         Amortization        Net
                      ------------   ----------     ------------     ----------
    Goodwill             10-20       $5,474,720      $1,992,954      $3,481,766
                                     ==========      ==========      ==========
    Organization costs   5           $   30,184      $   17,860      $   12,324
                                     ==========      ==========      ==========

     Organization costs are included in the caption "Other Assets" on the balance sheet.

     Amortization expense of $289,467 and $314,397 was recognized for the years ended November 30, 1997 and 1996, respectively.

5.   Notes Payable

     Short-term note payable at November 30, 1997 consisted of a $900,000 loan due on January 5, 1998 at the Bank's prime rate plus 2 percent. The prime rate at November 30, 1997 was 8.5 percent. The Bank has not called the loan subsequent to its due date, and, at its sole option, can continue to extend the due date of the loan. $100,000 of the note was paid in January 1998. All of the Company's accounts receivable are pledged as collateral for the loan.

     Short-term note payable in the amount of $985,333 (net of unamortized discount of $14,667) at November 30, 1997 consisted of a promissory note due to a principal shareholder of the Company. The note is due on May 21, 1998, and has a stated interest rate of 8.5 percent per annum. Interest is payable quarterly commencing July 1, 1996. As additional consideration for the promissory note, detachable warrants to purchase 200,000 shares of the Company's common stock at $2.50 per share were issued to the lender and, accordingly, $64,000 of the proceeds of the promissory note were allocated to the detachable warrants and included in additional paid-in-capital - common stock. All of the assets of the Company, as well as all of the outstanding common stock of Tribco and Access, are pledged as collateral for the note.

     Long term note payable in the amount of $1,415,338 (net of unamortized discount of $84,662) at November 30, 1997 consisted of a promissory note due to an affiliate of a principal shareholder and officer of the Company. The note is due on December 31, 1998, and has a stated interest rate of
     9.75 percent per annum. Interest is payable monthly commencing December 1, 1997. As additional consideration for the note payable, warrants to purchase 300,000 shares of the Company's common stock at $2.25 per share were issued to the lender, and, accordingly $91,800 of the proceeds of the note were allocated to the warrants and included in additional paid-in - capital - common stock. The loan was made to DPI, and all of the assets of DPI are pledged as collateral for the note.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

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


7.   Related Parties:

     Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $58,000 and $49,000 for the years ended November 30, 1997 and 1996, respectively. The lease commitment is adjusted annually based on the consumer price index as of November. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 1998.

     At November 30, 1997, amounts owed to an officer of a subsidiary of the Company for a bonus and expenses amounted to approximately $150,000.

     As discussed in Note 5, at November 30, 1997, the Company has a short - and long - term note payable due to affiliates of principal shareholders of the Company.

     Revenues from related parties amounted to $25,300 and $354,125 during the years ended November 30, 1997 and 1996, respectively.


8.  Leases:

     The Company leases all operating facilities under operating leases expiring through January 2003. Rent expense under operating leases was approximately $541,000 and $512,000 for years ended November 30, 1997 and 1996, respectively.

     The future minimum payments under non-cancelable operating leases consisted of the following at November 30, 1997:

            Fiscal Year Ending             Operating
              November 30,                   Leases
            -------------------           -----------
                 1998                      $ 487,229

                 1999                        375,923

                 2000                        243,911

                 2001                         58,842

                 2002                         46,675
                                          -----------
                                          $1,212,580
                                          ===========

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     The Company has an employment agreement expiring in 2007 with the President of DPI. The agreement stipulates an annual salary of $10,000 greater than his base salary for the fiscal year beginning December 1, 1997 (base salary at December 1, 1997 was $134,000), adjusted for increases in the consumer price index, plus a bonus in each fiscal year based on net profits [as defined] of DPI, and fringe benefits totaling approximately $37,000 annually.

     The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues [net of agency commissions] for the full fiscal year prior to exercise of the option. At November 30, 1997, the value of the put option based on the aforementioned formula was approximately $1 million. The option is related to the 1988 acquisition of DPI by the Company.

     The Company has an employment contract, through October 14, 1999, with its President. The contract stipulates an annual base salary of $150,000 plus bonuses as determined by the board of directors.

     In August 1993, the Chairman of the Board entered into a five-year employment agreement with the Company. In October 1996, the agreement was amended to extend the employment period through August 2003. The agreement calls for an annual salary of $195,000 and certain other benefits. Stock options for 300,000 shares of the Company's Common Stock at an exercise price of approximately $2.38 per share expiring on August 31, 1998 were awarded to the Chairman in connection with the agreement. At his request, the Company will also provide the Chairman of the Board with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. The Chairman of the Board may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, amounts of salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

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



10.  Legal Proceedings:

     An action entitled Jean Jee v. News Communications, Inc., was instituted in the Supreme Court, New York County, in January 1991. The complaint alleged libel claims against the Company in connection with an article printed in the Manhattan Spirit and claimed $2,000,000 in compensatory damages and unspecified punitive damages. In May 1998, the plaintiff voluntarily discontinued the action with prejudice.

     An action entitled Tracey Robinson v. The Hill, News Communications, Inc., and Media Venture Group, Inc., was initiated in September 1996 in the United States District Court for the District of Columbia in which the Plaintiff, a former national advertising executive for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million. The case was tried to a jury and resulted in an adverse determination of liability to the Company in the amount of $100,000, which has been recorded in the period ended November 30, 1997. No appeal has been taken from that finding. The plaintiff has requested an award of fees and costs in the approximate amount of $150,000, which the Company is vigorously opposing.

     Management of the Company is unable to predict or determine the final outcome of the aforementioned proceedings or whether the resolution of the matters could materially affect the Company's financial position, results of operations, or liquidity.

11.  Common Stock:

     At November 30, 1997, the Company had approximately 8,293,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock and exercise of options and warrants. In addition, the Company had reserved for issuance 146,143 shares of common stock (valued by the Company at approximately $320,000) in connection with the Company's 1993 acquisition of the Nassau Newspapers. In March 1998 the shares were issued; however, 36,572 have been placed in escrow for delivery in December 1998.


12.  Preferred Stock:

     Preferred Stock at November 30, 1997 consisted of the following:

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

    10%  non-voting   convertible  preferred  stock,  1,250
    shares authorized; 26 issued and outstanding,  $500 per
    share per annum cumulative dividends, $130,000 liquidation
    value                                                              $   26


    8% convertible  preferred stock, 500 shares authorized,
    114 issued and outstanding, $80 per share per annum
    cumulative dividends, $114,000 liquidation value                      114


    12% convertible preferred stock, 200 shares authorized,
    200 shares issued and outstanding, $120 per share per annum
    cumulative dividends, $200,000 liquidation value                      200


    $10 convertible preferred stock, 200,000 shares                   200,000
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


     In October 1996, the Company distributed 10,624 shares of its common stock in payment of a $500 dividend per share due holders as of September 19, 1996 on each of the 32 shares of 10% Non-voting Convertible Preferred Stock. As a result, common stock at par increased by $106, additional paid-in-capital - common stock was increased by $15,894 and retained earnings decreased by $16,000.

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

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

     During 1997, holders of the Company's 8% Convertible Preferred Stock converted 103 shares into 49,047 shares of common stock and 49,047 five-year warrants to purchase common stock exercisable at $2.10 per share. As a result, common stock at par increased by $490, additional paid-in-capital - common stock increased by $102,510, preferred stock at par decreased by $103 and additional paid-in-capital - preferred stock decreased by $102,897.

     During the years ended November 30, 1997 and 1996, cash dividends totaling $35,426 and $41,360, respectively were paid to the holders of the 8% Convertible Preferred Stock and the 12% Convertible Preferred Stock.


(c) In October 1996, the Company entered into an agreement with a group of investors to which the Company issued 200,000 shares of a newly designated $10.00 Convertible Preferred Stock and warrants to purchase 800,000 shares of common stock at $2.00 per share [See Note 15] for an aggregate consideration of $2,000,000. The holders of $10 Convertible Preferred Stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the Company.

     Dividends on the $10 Convertible Preferred Stock are noncumulative and are payable at a rate of five times the amount of dividends, if any, per share declared and paid by the Company on its common stock. During 1996, no dividends were declared and paid on the $10 Convertible Preferred Stock.

     The holders of the $10 Convertible Preferred Stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 Convertible Preferred Stock may be converted is obtained by dividing $10 by a conversion price. The conversion price is initially set at $2.00, and is subject to adjustments generally for dilution or decline in the market price below $2.00.

     The holders of the $10 Convertible Preferred Stock have substantially the same voting rights as the holders of the Company's common stock; however, the vote of the holders of the $10 Convertible Preferred Stock, acting as a single class, is required for shareholder approval of certain corporate matters. Each holder of the $10 Convertible Preferred Stock is entitled to the number of votes that he or she would have had if each share of $10 Convertible Preferred Stock had been converted into shares of common stock.

13.  Treasury Stock:

     Treasury stock is shown at cost and consists of 151,000 shares of Common Stock.


14.  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board ["FASB"] issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has elected, as permitted by SFAS No. 123, to account for its employee plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ( APB) Opinion No.
     25. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS No. 123 accounting standard had been adopted.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

     The fair value of options for purposes of the SFAS No. 123 proforma disclosures has been estimated using a Black-Scholes option pricing model. No options were granted by the Company during 1997. Based on Black-Scholes values, the weighted average fair value of options granted during 1996 was $0.75. The fair value is estimated on the date of grant with the following weighted average assumptions used for options granted in 1996; expected volatility of 72 percent; risk free interest rate of 6.27 percent; and expected lives of approximately one year. As of November 30, 1997, the weighted average remaining contractual life was approximately two years. Pro forma net loss from continuing operations and pro forma net loss for 1996 would be approximately $3,733,000 and $4,153,000, respectively. Pro-forma loss per share from continuing operations and proforma loss per share for 1996 would be approximately $.47 and $.52, respectively.

     Information regarding the Company's stock option plans is as follows:

(a) Stock Option Plan - The Company has a Stock Option Plan [the Plan] pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both Qualified Incentive Stock Options and Non-Qualified Stock Options to employees, officers and directors of the Company. Under the Plan, a maximum of 366,666 shares of common stock is available for issuance. The option price will be the fair market value [110% of the fair market value for Qualified Incentive Stock Options granted to a holder of 10% or more of the Company's Common Stock] as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. At November 30, 1997 and 1996, approximately 136,667 and 121,200 options were exercisable, respectively. The following is a summary of transactions:


                                              1997               1996
                                             -------           --------

    Outstanding - Beginning of year          179,167            179,167

    Granted during the year                        -                  -

    Terminated during the year               (42,500)                 -
                                             -------           --------

    Outstanding - End of year (1)            136,667            179,167
                                             =======           ========

     (1) With an exercise price per share ranging from $2.00 to $9.00, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992. The weighted average exercise price at November 30, 1997 was $2.24 per share.


     At November 30, 1997 and 1996, there were 230,000 and 187,500 shares (after giving effect to the December 15, 1995 amendment to the Stock Option Plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants.

(b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended [the "Discretionary Option Plan"] pursuant to which the Board may award options to purchase an aggregate of 2,000,000 shares of Common Stock to directors and officers of the Company and its subsidiaries which

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES shall be exercisable at the market price on the date of grant for periods (generally five years), and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal year ended November 30, 1997.

     On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan [the "Non-Discretionary Option Plan"] pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 10,000 shares of Common Stock at the market price on the date of the grant. The Non-Discretionary Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. The maximum number of options authorized pursuant to the plan amounts to 500,000 which were granted as of November 30, 1996.

     The following is a summary of transactions relating the Directors and Officers Stock Option Plans:



                                                 1997              1996
                                             -----------       ----------
     Outstanding - Beginning of year           2,120,500        1,760,500

     Granted during the year                           -          360,000
                                             -----------       ----------

     Outstanding - End of the year (1)         2,120,500        2,120,500
                                             ===========      ===========

     (1) With an exercise price per share ranging from $1.25 to $2.69. The weighted average exercise price at November 30, 1997 was $2.21 per share.


 15. Stock Warrants

     At November 30, 1997, the Company had 2,437,130 shares of common stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

     Redeemable Class C Warrants - Each Class C Warrant, which entitles the holder to purchase one share of the Company's Common Stock at $2.00 per share, became exercisable October 9, 1993 and expired October 9, 1996. During the year ended November 30, 1996, 107,945 Redeemable Class C Warrants were exercised for proceeds of $215,890. The common stock in connection with the October 1996 exercise of 90,545 of the Redeemable Class C warrants was issued in March and May 1997.

     Redeemable Class D Warrants - Each Class D Warrant, which entitles the holder to purchase one share of the Company's Common Stock at $3.00 per share, became exercisable October 9, 1993 and expire October 9, 1998. The Class D Warrants are redeemable by the Company under certain conditions. At November 30, 1997 and 1996, the Company had outstanding 853,935 Redeemable Class D Warrants.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

     Non-Redeemable Warrants - At November 30, 1997 and 1996, the Company had outstanding 1,885,000 and 1,585,000 non-redeemable warrants, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $1.38 to $3.00 per share. The warrants are all currently exercisable and expire on the following dates:


                   Number of Warrants                Expiration Date

                        85,000                        October 1998
                       100,000                        May 1999
                       600,000                        May 2001
                       800,000                        October 2001
                       300,000                        November 2002

     There were no exercises of non-redeemable warrants during the years ended November 30, 1997 and 1996. All of the warrants that expire May 2001 were issued to a principal shareholder of the Company, of which 200,000 were issued in connection with a promissory note [See Note 5] and 400,000 were issued as consideration for consulting services. The 800,000 warrants expiring in October 2001 were issued with the $10 convertible preferred stock [See Note 12]. All of the warrants that expire November 2002 were issued to an affiliate of principal shareholder of the Company in connection with a promissory note [See Note 5].


16. Income Taxes

     The Company has a deferred tax asset amounting to $3,854,612 at November 30, 1997, principally relating to net operating loss carryforwards of $9,560,829 and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance because the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of carryforwards give rise to uncertainty as to whether the deferred tax asset is realizable. No amount of current or deferred federal or state income tax is presented.

     As of November 30, 1997, the approximate amount of the net operating loss income tax carryforwards and their expiration dates are as follows:

          Expiring in Years Ending
               November 30,                        Carryforwards
          --------------------------             --------------------

                2004                              $     202,301
                2005                                    937,798
                2006                                    144,487
                2007                                    701,056
                2008                                          0
                2009                                          0
                2010                                    538,204
                2011                                  3,687,409
                2012                                  3,349,574
                                                   --------------
                        Total                     $   9,560,829
                                                  ================

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

17.  Loss Per Share

     Loss per share amounts are computed by dividing the net loss after deduction of preferred stock dividends by the weighted average number of shares outstanding. Options, warrants and convertible preferred stock are assumed converted if dilutive.


18.  New Authoritative Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share", which will require companies to present basic earnings per share ["EPS"] and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in APB Opinion No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 31, 1997, and will require restatement of EPS for all prior periods reported. Early adoption of the standard is prohibited. However, the Company's loss per share for the years ended November 30, 1997 and 1996 would not have been materially different had the Company applied the provisions of SFAS No. 128.

     The FASB also issued the following additional standards. These standards principally relate to presentation and disclosure items. While not required to be adopted by the Company until 1999, the Company does not anticipate that the standards will have a material impact on the Company's financial statement presentation or footnote disclosures:

          - SFAS No. 130, "Reporting Comprehensive Income"
          - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"
          - SFAS No. 132, "Employers' Disclosure about Pensions and other Postretirement Benefits"

19.  Acquisitions

     On November 26, 1997 the Company acquired all of the outstanding stock of South Shore for approximately $421,500. In accordance with the terms of the agreement, the Company is entitled to an adjustment of purchase price if certain net working capital requirements are not met as of the acquisition date. The entire purchase price was allocated to intangible assets and is being amortized over an average period of 15 years.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

     In 1997 the Company acquired 50 percent of the outstanding stock of New York Blade News, Inc. (NYBN) for approximately $100,000. The New York Blade began publishing in October 1997 under the terms of a letter agreement between the Company and the owner of the remaining 50 percent interest in NYBN.

     In April 1997, the Company entered into an agreement, subject to certain conditions, to acquire the business of a radio station in Annapolis, Maryland for a purchase price of $268,000. As of November 30, 1997, the purchase had not yet been consummated; however, a deposit of $25,000 was made during 1997.

20.  Discontinued Operations

     In August 1997, the Company adopted a plan to discontinue the Manhattan File glossy magazine business. Accordingly, operating results have been reclassified and reported in discontinued operations. Net liabilities of Manhattan File consist mainly of accounts receivable and accounts payable. On February 26, 1998, the Company entered into an agreement whereby it sold 80 percent of the outstanding shares of Manhattan File (retaining 10 percent) to the holder of the remaining 10 percent of the shares. In accordance with the terms of the agreement, the only consideration to be received by the Company is any excess of accounts receivable, at the closing date, collected in excess of payments of accounts payable that existed at the closing date. The estimated loss on the sale of Manhattan File, which includes operating losses until disposal, is approximately $256,000. Revenues from Manhattan File amounted to approximately $1,582,000 and $1,720,000 for the years ended November 30, 1997 and 1996, respectively.


21. Subsequent Events

     In February 1998, the Company distributed 7,800 shares of its common stock in payment of a $500 dividend per share due holders as of September 19, 1997 on each of the 26 shares of 10% Non-voting Convertible Preferred Stock. As a result, common stock at par increased by $78, additional paid-in-capital - common stock increased by $12,922 and retained earnings decreased by $13,000.

     In April 1998, the Company entered into an agreement pursuant to which the Company issued 20,000 shares of $10.00 Convertible Preferred Stock for an aggregate consideration of $200,000.

     The Company's common stock is listed on the Nasdaq Stock Market, Inc. ["Nasdaq"]. The Company has been advised by Nasdaq that the Company is not in compliance with Nasdaq's new net tangible assets/market capitalization/net income requirements for companies listed on the Nasdaq SmallCap Market which became effective on February 23, 1998, and that Nasdaq intended to delist the Company's securities from the Nasdaq SmallCap market as of the close of business on March 16, 1998. The Company has received a temporary exception to the new requirements and a temporary stay of delisting pending a hearing. The Company has submitted a written plan to Nasdaq describing how the Company aims to achieve and maintain compliance with the new requirements. Such plan contemplates a rights offering of approximately 2,550,000 shares at $1.375 per share for total offering proceeds of approximately $3,500,000. To the extent all or a portion of the shares are not subscribed to, certain principal shareholders of the Company have agreed to purchase any unsold shares. As of the date of this report the Nasdaq hearing panel has not yet rendered a decision regarding the Company's plan of compliance. If the Nasdaq hearing panel rejects the
     Company's  plan of  compliance,  the  Company  may seek an oral  hearing of
     Nasdaq's decision to delist the Company's securities. There can be no assurance that the plan of compliance will be accepted by Nasdaq. If the plan of compliance is rejected and the Company's securities are subsequently delisted from the Nasdaq SmallCap Market, trading, if any, in the Company's securities would thereafter be conducted on the OTC Bulletin Board.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   NEWS COMMUNICATIONS, INC.

Date:    May 19, 1998              BY: /s/ Wilbur L. Ross, Jr.
                                   ------------------------
                                   Wilbur L. Ross, Jr. Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                                        Date
---------------------------------      --------------------------------------                     ----------
/s/ Wilbur L. Ross, Jr.                 Director and Chief Executive Officer                     May 19, 1998
-----------------------------           (Principal Executive Officer)
     (Wilbur L. Ross, Jr.)

-----------------------------
     (Jerry Finkelstein)                Director

-----------------------------
     (Michael Schenkler)                Director


/s/ Robert Berkowitz                    Controller (Principal Financial and                      May 19, 1998
------------------------------------    Accounting Officer)
     (Robert Berkowitz)

/s/ Gary Ackerman                       Director                                                 May 19, 1998
-----------------------------
     (Gary Ackerman)

-----------------------------
     (Carl Bernstein)                   Director


/s/ John Catsimatidis                   Director                                                 May 19, 1998
-----------------------------
     (John Catsimatidis)

/s/ Mark Dickstein                      Director                                                 May 19, 1998
-----------------------------
     (Mark Dickstein)

/s/ Andrew J. Maloney                   Director                                                 May 19, 1998
---------------------------
     (Andrew J. Maloney)

/s/ John E. McConnaughy, Jr.            Director                                                 May 19, 1998
-----------------------------
    (John E. McConnaughy, Jr.)

/s/ Robert E. Nederlander               Director                                                 May 19, 1998
------------------------------
     (Robert E. Nederlander)

/s/ Andrew J. Stein                     Director                                                 May 19, 1998
------------------------------
     (Andrew J. Stein)

/s/ Sys Syms                            Director                                                 May 19, 1998
-----------------------------
     (Sy Syms)

/s/ Arthur Tarlow                       Director                                                 May 19, 1998
-----------------------------
     (Arthur Tarlow)

/s/ Hillel Weinberger                   Director                                                 May 19, 1998
-----------------------------
     (Hillel Weinberger)
