Form 10QSB
period 1998-02-28
NEWS COMMUNICATIONS INC
filed 1998-05-21
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 28, 1998

                                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ______________________


                         Commission File Number 0-18299

                            NEWS COMMUNICATIONS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                      13-3346991
--------------------------------              --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

           174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 357-3380
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                 (Former name, former address and former fiscal
                          if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of May 13, 1998. 8,207,374 shares $.01 par value common stock.

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE

PART I.    Financial Information............................................3

  Item 1.  Financial Statements.............................................3

           Unaudited Consolidated Balance Sheet
           February 28, 1998................................................3

           Unaudited Consolidated Statements of
           Operations for the three months ended
           February 28, 1998 and February 28, 1997..........................4

           Unaudited Consolidated Statements of Cash
           Flows for the three months ended
           February 28, 1998 and February 28, 1997..........................5

           Notes to Consolidated Financial Statements.......................8

  Item 2.  Management's Discussion and Analysis
           or Plan of Operation.............................................9


PART II.   Other Information...............................................10

  Item 1.  Legal Proceedings...............................................10

  Item 2.  Changes in Securities and Use of Proceeds.......................10

  Item 6.  Exhibits and Reports on Form 8-K................................10

Signatures.................................................................11

                                PART I -- ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1998
                                   (UNAUDITED)

Assets:
Current Assets:

  Cash                                                         $      69,026
  Accounts receivable [less: allowance for
    doubtful accounts of $930,217]                                 3,124,587
  Due from related parties                                            37,043
  Other                                                              185,381
                                                                   ---------


  Total Current Asses                                             3,416,037

Investment in unconsolidated subsidiaries                            72,242
Property and equipment at cost- net                                 395,602
 Goodwill - net                                                   3,411,286
 Other - net                                                        241,747
                                                                 ----------
  Total Assets                                                  $ 7,536,914
                                                                ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1998
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:

Current liabilities:
  Accounts payable                                          $      1,104,562
  Accrued expenses                                                 1,219,079
  Accrued payroll and payroll taxes                                   92,516
  Note payable                                                       800,000
  Unearned revenue                                                   137,652
  Due to related parties                                           1,136,021
                                                                   ---------

  Total current liabilities                                        4,489,830

 Related party - long term debt                                    1,415,338
                                                                   ---------

  Minority interest                                                  281,474
                                                                   ---------

Stockholders' Equity:
 Preferred Stock, $1.00 par value; 500,000 shares authorized:
  $2,527,000 aggregate liquidation value                             200,340

 Common Stock, $.01 par value; authorized 100,000,000
  shares; 8,358,374 shares issued                                     83,583

  Paid-in-capital preferred stock                                  2,077,025

  Paid-in-capital common stock                                    14,430,444

  (Deficit)                                                      (15,032,391)
                                                                 ------------

   Total                                                          $1,759,001
   Less: treasury stock [151,000 shares]- at cost                    408,729
                                                                  ----------

 Total Stockholders' Equity                                        1,350,272
                                                                  ----------
 Total Liabilities and Stockholders' Equity                       $7,536,914
                                                                  ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months Ended February 28,
                                                               1998                                          1997
                                                               ----                                          ----
                                                                                    Unaudited
                                                                                    ---------
Net Revenues                                                  $3,418,997                                    $3,303,874
                                                              ----------                                    ----------

Expenses:
 Direct mechanical costs                                       1,154,141                                     1,183,767
 Salaries, benefits and
    outside labor costs                                        2,255,956                                     2,028,969

 Rent, occupancy and utilities                                   210,320                                       202,398

 Provisions for doubtful accounts                                 79,500                                        86,000

 General and administrative                                      612,947                                       527,549
                                                                --------                                   ------------


 Total Expenses                                                4,312,864                                     4,028,683
                                                               ---------                                   -----------

Operating income (loss) before interest
 expense                                                        (893,867)                                     (724,809)

Interest expense                                                  80,367                                        52,554
                                                               ----------                                  -----------


Net (loss) on continuing operations                            $(974,234)                                   $ (777,363)
                                                               ----------                                  ------------


Loss from discontinued operations                                   ----                                      (148,314)
                                                               ----------                                     ---------

Net (loss)                                                     $(974,234)                                    $(925,677)
                                                               ==========                                    ==========

Net (loss) per share                                               $(.12)                                        $(.12)
                                                                  ======                                        =======

Weighted average number of common
shares outstanding                                             8,134,300                                      7,907,015
                                                            ============                                     ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended February 28,
                                                                                 1998                        1997
                                                                                 ----                        ----
                                                                                             Unaudited

Operating Activities:
   Net (loss)                                                                   $(974,234)                 $  (925,677)
                                                                                ---------                 ------------

   Adjustments to reconcile net (loss) to net cash provided by operating activities:

   Depreciation and amortization                                                  106,628                     122,538
   Provision for losses on accounts
    receivable                                                                     79,500                      94,500

 Changes in assets and liabilities:
  (Increase) decrease in accounts
    receivable                                                                    275,182                     (52,411)
  (Increase) in other current
    assets                                                                         (8,643)                    (16,085)
  (Increase) in due from related parties                                           (9,430)                     (5,826)
  Increase in due to related parties                                                  ---                       4,000
  Decrease in other assets                                                        (36,074)                     10,664
  (Increase) in investment in unconsolidated
   subsidiaries                                                                  (118,996)                        ---
  Increase in accounts payable
   and accrued expenses                                                           476,548                       8,039
   (Decrease) in payroll taxes payable                                                ---                    (122,320)
                                                                              ------------                   ---------

   Total Adjustments                                                              764,715                      43,099
                                                                                ---------                     --------

  Net Cash Used By Operating Activities - Forward                                (209,519)                   (882,578)

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended February 28,
                                                                                 1998                           1997
                                                                                 ----                           ----
                                                                                               Unaudited
                                                                                               ---------
Net Cash Used By Operating Activities -  Forward                                (209,519)                      (882,578)
                                                                                =========                      =========

Investing Activities:
  Capital expenditures                                                           (37,795)                       (25,865)
                                                                               ----------                   ------------

Net Cash Provided (Used) by Investing Activities                                 (37,795)                       (25,865)
                                                                               ----------                   ------------

Financing Activities:
  Principal payments note payable                                               (100,000)                      (275,000)
  Dividend on preferred stock                                                     (8,280)                        (9,466)
                                                                               ----------                     ---------


Net Cash (Used) Provided by Financing Activities                                (108,280)                      (284,466)
                                                                               ----------                   ------------

Net Increase (Decrease) in Cash                                                 (355,594)                    (1,192,909)

Cash - Beginning of Period                                                       424,620                      1,494,887
                                                                               ---------                   ------------

Cash - End of Period                                                           $  69,026                    $   301,978
                                                                               =========                    ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                                                    $  42,784                    $    51,483



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation:

     The Consolidated Balance Sheet as of February 28, 1998 and the Consolidated Statements of Operations for the three-month periods ended February 28, 1998 and February 28, 1997, and the Consolidated Statements of Cash Flows have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997 and the related audited financial statements included therein.

B.   Loss per Share:

     Loss per share is based on the weighted average number of shares outstanding during the periods.

C.   New Authoritative Accounting Pronouncements

     The FASB has issued the following standards which principally relate to presentation and disclosure items. While not required to be adopted by the Company until 1999, the Company does not anticipate that the standards will have a material impact on the Company's financial statement presentation or footnote disclosures.

     - SFAS No. 130, "Reporting Comprehensive Income"
     - SFAS No. 131, "Disclosures  about  Segments of an Enterprise and Related
                      Information"
     - SFAS No. 132, "Employers'   Disclosure   about  Pensions  and  other
                      Post-Retirement Benefits"

PART I -- ITEM 2
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

     The Company's net loss for the first quarter did not change materially from 926,000 in 1997 to $974,000 in 1998. Operating loss before interest expense and loss on discontinued operations increased $169,000 (23%) from ($725,000) in 1997 to ($894,000) in 1998. The increase was due primarily to an increase of 140,000 in the loss at Nassau Newspapers as new management was installed to turn around the operations, and the recording of the Company's 50% share ($50,000) of the loss in the New York Blade start-up offset by a decrease of $40,000 in the loss at The Hill as its revenues continue to increase each quarter. The increase in interest expense of $28,000 (54%) from $52,000 in 1997 to $80,000 in 1998 was a result of a loan from an affiliate of a principal shareholder and officer of the Company being outstanding in 1998.

     Total revenues for the Company were $3,419,000 for the first quarter of 1998, an increase of over $115,000 (3%) from $3,304,000 in 1997. This was primarily attributable to increases at The Hill ($153,000, 51%) as a result of marketplace recognition of high quality editorial content combined with a circulation audit and a change in sales management and staff, Queens Tribune ($62,000, 10%) as a result of redirection of sales efforts, and at Brooklyn Skyline where its growing acceptance as a newspaper and advertising force in the community have helped increase revenues ($41,000, 13%), offset by a decrease at Westside ($50,000, 19%) due to restructuring of sales management and staff, and a decrease at Manhattan Spirit ($52,000, 14%) from a decrease in lower margin outside printing jobs.

     Salaries and outside labor costs increased $227,000 (11%) as a result of the additional personnel at the South Shore Record, and from the upgrading of the sales force at the publications.

Liquidity and Capital Resources:

     At February 28, 1998, the Company had an excess of current liabilities over current assets in the amount of approximately $1,074,000. During the quarter ended February 28, 1998, the Company repaid $100,000 of bank loans from cash on hand at the beginning of the year.

     In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), the Company intends to offer its existing shareholders the right to purchase additional shares of its Common Stock. The gross proceeds of the offering would be approximately $3,500,000. To assure the Company that the offering will raise the required funds, an officer and shareholder and a holder of preferred stock of the Company have committed to purchase all shares of Common Stock not purchased by other shareholders. The Company is in the process of negotiating an extension of the shareholder loan which is due May 21, 1998 in order that it be repaid from the capital raised.

     Management believes that the Company's stock offering and the operations will generate positive cash flow for the fiscal year ending November 30, 1998. Although there can be no assurances to this effect, management is confident that it has available a variety of funding and revenue sources to meet its cash needs.

                                    Part II.

                                OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In April 1998 the Company issued 20,000 shares of newly authorized $10 Convertible Preferred Stock, Series 2, to Bershad Investment Group, L.P., for $200,000 in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Each share of $10 Convertible Preferred Stock, Series 2, is convertible into 5 shares of Common Stock, subject to adjustment in certain circumstances.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibit
                   Number         Description
                   ----------     ------------
                       4.2.6      Certificate of Designation of $10
                                  Convertible Preferred Stock Series 2

                      10.41 Subscription Agreement dated as of April 17, 1998 between the Company and Bushad Investment Group, L.P.

                      27          Financial Data Schedule


          (b)      Reports on Form 8-K - None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                NEWS COMMUNICATIONS, INC.
                                                      (Registrant)


Date: May 21, 1998                              By:/s/ Michael Schenkler
                                                   ---------------------
                                                Michael Schenkler, President


Date: May 21, 1998                              By:/s/ Robert Berkowitz
                                                   --------------------
                                                Robert Berkowitz, Controller
                                                (Principal Financial and
                                                 Accounting Officer)