Form 10QSB
period 1998-05-31
NEWS COMMUNICATIONS INC
filed 1998-07-15
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _____________________ to _______________________

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

                                 (718) 357-3380
              (Registrant's telephone number, including area code)


                 ______________________________________________
                 (Former name, former address and former fiscal
                          if changed since last report)

Indicate by X whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X__ No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes__ No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 13, 1998: 8,207,374 shares $.01 par value common stock

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                               PAGE

PART I.                Financial Information

    Item 1.            Financial Statements

                       Unaudited Consolidated Balance Sheet
                       at May 31, 1998.....................................        3

                       Unaudited Consolidated Statements of Operations for the
                       three and six months ended May 31, 1998 and May 31,
                       1997................................................        5

                       Unaudited Consolidated Statements of Cash
                       Flows for the six months ended
                       May 31, 1998 and May 31, 1997.......................        6

                       Notes to Consolidated Financial Statements..........        8

   Item 2.             Management's Discussion and Analysis
                       or Plan of Operation................................        9

PART II.               Other Information...................................        11

   Item 6.              Exhibits and Reports on Form 8-K

Signatures.................................................................        12


                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1998
                                   (UNAUDITED)

ASSETS:
CURRENT ASSETS:
  Cash                                                 $        100,827
  Accounts receivable [less: allowance for
    doubtful accounts of $1,007,227]                          3,623,541
  Due from related parties                                       38,476
  Other                                                         254,807
                                                         --------------


  TOTAL CURRENT ASSETS                                        4,017,651

Investment in unconsolidated subsidiaries                       195,047
Property and equipment at cost- net                             374,190
Goodwill - net                                                3,340,806
Other - net                                                     119,363
                                                          -------------

  TOTAL ASSETS                                            $   8,047,057
                                                          =============

                    NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1998
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:

  Accounts payable                                                $       1,243,487
  Accrued expenses                                                        1,162,675
  Accrued payroll and payroll taxes                                          92,515
  Note payable                                                              800,000
  Unearned Revenue                                                          137,652
  Due to related parties                                                  1,171,688
                                                                     --------------
  TOTAL CURRENT LIABILITIES                                               4,608,017
                                                                     --------------

Related party - long term debt                                            1,457,668
                                                                     --------------

  MINORITY INTEREST                                                         281,474
                                                                     --------------
STOCKHOLDERS' EQUITY:

  Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
   $2,727,000 aggregate liquidation value                                   220,340

  Common Stock, $.01 Par Value; Authorized 100,000,000
  Shares; 8,358,374 Shares Issued                                            83,584

  Paid-in-Capital Preferred Stock                                         2,257,025

  Paid-in-Capital Common Stock                                           14,430,444

  (Deficit)                                                             (14,882,766)
                                                                   ----------------
  Total                                                                  $2,108,627
  Less: Treasury Stock [151,000 Shares]-At Cost                            (408,729)
                                                                   ----------------
TOTAL STOCKHOLDERS' EQUITY                                                1,699,898
                                                                   ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     8,047,057
                                                                   ================

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    THREE MONTHS ENDED MAY 31,     SIX MONTHS ENDED MAY 31,
                                                    --------------------------     ------------------------
                                                       1998             1997          1998           1997
                                                       ----             ----          ----           ----
                                                                            UNAUDITED
                                                                            ---------

NET REVENUES                                        $ 5,122,470    $ 4,645,625    $ 8,541,454    $ 7,949,499
                                                    -----------    -----------    -----------    -----------
EXPENSES:

 Direct Mechanical Costs                              1,432,123      1,391,462      2,657,711      2,575,230
 Salaries, Benefits and
    Outside Labor Costs                               2,362,005      2,235,077      4,601,331      4,255,306
 Rent, Occupancy & Utilities                            215,908        223,220        418,440        425,618
 Provisions for Doubtful Accounts                       152,000         92,550        231,500        178,550
 General and Administrative                             642,352        563,924      1,158,267      1,100,212
                                                    -----------    -----------    -----------    -----------

 TOTAL EXPENSES                                       4,804,388      4,506,233      9,067,249      8,534,916
                                                    -----------    -----------    -----------    -----------

Operating Income (Loss) Before Interest
 Expense and Equity in Loss From
 Unconsolidated Entities                                318,082       (139,392)      (525,795)      (585,417)

Interest Expense                                        (80,177)       (44,705)      (160,534)       (97,259)

Equity In Loss From Unconsolidated
 Entities                                               (80,000)          --         (130,000)          --
                                                    -----------    -----------    -----------    -----------

Net Income (Loss) From Continuing
 Operations                                             157,905         94,687       (816,329)      (682,676)


Loss From Discontinued Operations                          --          (50,379)          --         (198,693)



NET INCOME (LOSS)                                   $   157,905    $    44,308    $  (816,329)   $  (881,369)
                                                    ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER SHARE                         $       .02    $       .01    $      (.10)   $      (.11)
                                                    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                          8,134,300      7,921,457      8,134,300      7,907,951
                                                    ===========    ===========    ===========    ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED MAY 31,
                                                                     1998                    1997
                                                                     ----                    ----
                                                                               UNAUDITED

OPERATING ACTIVITIES:
  Net Income (Loss)                                                $(816,329)           $  (881,369)
                                                                   ---------            -----------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:

   Depreciation and Amortization                                     284,005                243,905
   Provision for Losses on Accounts Receivable                       231,500                197,450
 Compensation Recognized Related to Warrants Issued                      --                     --
 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable                       (375,772)              (741,602)
   (Increase) Decrease in Other Current Assets                       (78,068)               (16,319)
   (Increase) in Due from Related Parties                            (10,863)               (38,726)
    Decrease (Increase) in Other Assets                              (49,688)                 5,464
   (Increase) Decrease in Goodwill                                     7,818                    --
   (Increase) Decrease in Investment in Unconsolidated Subsidiary   (121,304)
    Increase (Decrease) in Accounts Payable and Accrued Expenses     559,068                 49,821
    Increase (Decrease) in Related Party Payable                      21,000
                                                                   ---------            -----------
    Total Adjustments                                                467,696               (300,007)
                                                                   ---------            -----------
NET (DEFICIT) - OPERATING ACTIVITIES - FORWARD                      (348,633)            (1,181,376)


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              SIX MONTHS ENDED MAY 31,
                                                               1998            1997
                                                             --------        --------
                                                                    UNAUDITED

NET (DEFICIT) - OPERATING ACTIVITIES -
    FORWARDED                                                (348,633)       (1,181,376)
                                                            =========       ===========

INVESTING ACTIVITIES:
 Sale of Marketable Securities                                   --                --
 Capital Expenditures                                         (58,600)          (81,667)
                                                            ---------       -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (58,600)          (81,667)
                                                            ---------       -----------

FINANCING ACTIVITIES:
  Proceeds from Exercise of Warrants                             --             152,420
  Dividend on Preferred Stock                                 (16,560)           (9,340)
  Principal Payments - Notes Payable                         (100,000)         (275,000)
  Proceeds from Preferred Stock                               200,000
                                                            ---------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      83,440          (131,920)
                                                            ---------       -----------

NET INCREASE (DECREASE) IN CASH                              (323,793)       (1,394,963)

CASH - BEGINNING OF PERIODS                                   424,620         1,494,887
                                                            ---------       -----------

CASH - END OF PERIODS                                       $ 100,827       $    99,924
                                                            =========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                 $  58,566       $    51,488

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation:

   The Consolidated Balance Sheet as of May 31, 1998 and the Consolidated Statements of Operations for the three and six-month periods ended May 31, 1998 and May 31, 1997 and the Consolidated Statements of Cash Flows have been prepared by the company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow have been made. The results for the interim periods are not necessarily indicative of the results for a full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted. These consolidated financial statements should be read in conjunction with the company's annual report Form 10-KSB for the fiscal year ended November 30, 1997 and the related audited financial statements included therein.

B. Loss per Share:

   Loss per share is based on the weighted average number of shares outstanding during the periods.

C. New Authoritative Accounting Pronouncements:

     The FASB has issued the following standards which principally relate to presentation and disclosure items. While not required to be adopted by the Company until 1999, the Company does not anticipate that the standards will have a material impact on the Company's financial statement presentation or footnote disclosures.

          -SFAS No. 130,  "Reporting Comprehensive Income"
          -SFAS No. 131,  "Disclosures about Segments of an Enterprise and
                           Related Information
          -SFAS No. 132,  "Employers' Disclosure about Pensions and other
                           Post-Retirement Benefits"

                                  PART I-ITEM 2

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

     The Company recorded net income from continuing operations for the second quarter of $158,000 (66%), up from of $95,000 in 1997. Operating income before interest expense and equity in loss from unconsolidated entities was $318,000 as compared to a loss of (139,000) in 1997. The increase in interest expense of $35,000 (78%) from $45,000 in 1997 to $80,000 in 1998 was a result of increased bank loans and the loan from shareholder being outstanding in 1998.

     Total revenues for the Company were $5,122,000 for the second quarter of 1998 an increase of $477,000 (10%) from $4,646,000 in 1997. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, and Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end.

      General and administrative costs increased $78,000 (14%) from $564,000 in 1997 to $642,000 in 1998 primarily as a result of amortization of loan discount on loan from shareholder.

     The Company increased its loss from continuing operations for the six months by 133,000 (19%) from $(683,000) in 1997 to $(816,000) in 1998 primarily as a result of the recording of equity in loss of unconsolidated entities of $130.000. Operating loss before interest expense and equity in loss from unconsolidated subsidiaries decreased $59,000 (10%) from ($585,000) in 1997 to ($526,000) in 1998. The increase in interest expense of $63,000 (65%) from $97,000 in 1997 to $160,000 in 1998 was a result of the loan from shareholder being outstanding in 1998.

     Total revenues for the Company were $8,541,000 for the six months of 1998 an increase of $592,000 (7%) from $7,949,000 in 1997. The increase in revenues was primarily a result of The Hill's increased sales effort and increased congressional activity, Dan's Papers' capitalization on an ever growing market in the Long Island posh resort area, the Hamptons and positioning itself as the advertising standard on Long Island's east end.

LIQUIDITY AND CAPITAL RESOURCES:

     At May 31, the Company had an excess of current liabilities over current assets in the amount of approximately $590,366. During the quarter ended February 28, 1998, the Company repaid $275,000 of bank loans from cash on hand at the beginning of the year.

     In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), the Company intends to offer its existing shareholders the right to purchase additional shares of its Common Stock. The gross proceeds of the offering would be approximately $3,500,000. To assure the Company that the offering will raise the required funds, an officer and shareholder and holder of preferred stock of the Company have committed to purchase all shares of Common Stock not purchased by other shareholders. The Company has obtained a temporary extension of the shareholder loan which was due May 21, 1998 in order that it be repaid from the capital raised.

     Management believes that the Company's stock offering and the operations will generate positive cash flow for the fiscal year ending November 30, 1998. Although there can be no assurances to this effect, management is confident that it has available a variety of funding and revenue to meet its cash needs.

     PART II.  OTHER INFORMATION

     ITEM 2.  CHANGES IN SECURITIES

           In April 1998 the Company issued 20,000 shares of newly authorized $10 Convertible Preferred Stock, Series 2, to Bershad Investment Group, L.P., for $200,000 I a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof. Each share of $10 Convertible Preferred Stock, Series 2, is convertible into 5 shares of Common Stock, subject to adjustments in certain circumstances.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits - 27    Financial Data Schedule

        B.   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)

Date: July 15, 1998                           By:/s/ Michael Schenkler
                                                 ---------------------
                                              Michael Schenkler, President

Date: July 15, 1998                           By:/s/ Robert Berkowitz
                                                 --------------------
                                              Robert Berkowitz, Controller