Form 10QSB
period 1998-08-31
NEWS COMMUNICATIONS INC
filed 1998-10-15
CIK 794487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - August 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________________ to _____________________

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

                ________________________________________________
                 (Former name, former address and former fiscal
                          if changed since last report)

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of October 13, 1998: 8,207,374 shares $ .01 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes       No      X

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        PAGE
PART I.           Financial Information


    Item 1.  Financial Statements

             Unaudited Consolidated Balance Sheet
             at August 31, 1998.....................................      3

             Unaudited Consolidated Statements of
             Operations for the three and nine months
             ended August 31, 1998 and August 31, 1997..............      5

             Unaudited Consolidated Statements of Cash
             Flows for the nine months ended
             August 31, 1998 and August 31, 1997....................      6

             Notes to Consolidated Financial Statements.............      8

   Item 2.   Management's Discussion and Analysis
             or Plan of Operation...................................      9

PART II.     Other Information......................................     11
                  Item 2. Changes in Securities

                  Item 6. Exhibits and Reports on Form 8-K

Signatures..........................................................     12

                                  PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1998
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                         $   199,634
  Accounts receivable [less: allowance for
    doubtful accounts of $1,282,304]                             3,574,031
  Due from related parties                                          38,610
  Other                                                            214,468

                                                                 ----------
  Total Current Assets                                           4,026,743

Investment in unconsolidated entities                              249,729

Property and equipment at cost- net of
 accumulated depreciation of $680,924                              382,209
 Goodwill - net                                                  3,271,629
 Other - net                                                        58,106
                                                                ----------
  Total Assets                                                  $7,988,416
                                                                ----------

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1998
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                   $1,091,040
  Accrued expenses                                                    1,315,855
  Note payable - bank                                                   800,000
  Note payable - related parties                                      2,478,834
  Unearned Revenue                                                      151,129
  Due to related parties                                                103,438
                                                                    -----------
  Total current liabilities                                           5,940,296
                                                                    -----------

  Minority interest                                                     281,474

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized:
  $2,727,000 aggregate liquidation value                                220,340

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 8,358,374 Shares Issued                                         83,584

  Paid-in-Capital Preferred Stock                                     2,257,025

  Paid-in-Capital Common Stock                                       14,430,444

  (Deficit)                                                         (14,816,018)

   Total                                                           $  2,175,375
   Less: Treasury Stock [151,000 Shares]-
         At Cost                                                       (408,729)
                                                                       --------
 Total Stockholders' Equity                                           1,766,646
                                                                      ---------

 Total Liabilities and Stockholders' Equity                        $  7,988,416

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended August 31,  Nine Months Ended August 31,
                                       1998          1997            1998           1997
                                                            Unaudited

Net Revenues                        $5,112,657   $5,102,167       $13,654,111     $13,051,666
                                    ----------   ----------       -----------     -----------

Expenses:
 Direct Mechanical Costs             1,801,256    1,917,530         4,458,967       4,504,294
 Salaries, Benefits and
    Outside Labor Costs              2,152,080    1,956,958         6,753,411       6,212,264
 Rent, Occupancy & Utilities           240,251      244,060           658,691         658,144
 Provisions for Doubtful Accounts      100,700      122,700           332,200         301,250
 General and Administrative            634,763      657,063         1,793,030       1,757,274
                                   -----------   ----------      ------------       ---------

 Total Expenses                      4,929,050    4,898,311        13,996,299      13,433,226
                                   -----------  -----------       -----------      ----------

Operating Income (Loss) Before Interest
 Expense and Equity in Loss From
 Unconsolidated Entities               183,607      203,856          (342,188)       (381,560)

Interest Expense                       (79,639)     (45,842)         (240,173)       (143,101)

Equity In Loss From Unconsolidated
Entities                               (30,000)       ---            (160,000)           ----
                                   ------------      ------        -----------         ------

Income from Continuing Operations       73,968      158,014          (742,361)       (524,661)

Loss from Discontinued Operations         ----     (149,474)            ----         (348,168)
                                    ----------     ---------        ----------     -----------

Net Income (Loss)                   $   73,968  $     8,540          (742,361)      $(872,829)
                                    ----------  -----------      -------------      ----------

Net Income (Loss) Per Share            $   .01         $.00             $(.09)         $( .11)
                                    -----------   ---------          ---------       ---------

Weighted Average Shares
Outstanding                          8,207,374    8,042,061          8,191,136       7,952,654
                                     ---------    ---------          ---------       ---------


                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Nine Months Ended August 31,
                                              1998           1997
                                              ----           ----
                                                         Unaudited

Operating Activities:
  Net Income (Loss)                       $ (742,361)     $   (872,829)
                                          -----------      -------------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization             428,700           374,470
   Provision for Losses on Accounts
    Receivable                               332,200           301,250
 Change in Assets and Liabilities:
   (Increase) Decrease in Accounts
    Receivable                              (426,962)       (1,465,061)
   (Increase) Decrease in Other Current
    Assets                                   (37,729)           (7,679)
   (Increase) in Due from Related Parties    (58,247)           26,126
   (Increase) in Investment in
     Unconsolidated Entities                (175,986)              ----
 Decrease (Increase) in Other Assets           7,705           (28,869)
    Increase (Decrease) in Accounts Payable
    and Accrued Expenses                     265,221           355,829
    Increase (Decrease) in Other Current
      Liabilities                             13,477             4,222
                                           ---------         ---------

   Total Adjustments                         348,379          (439,712)
                                           ---------         ---------
  Net (Deficit) - Operating Activities -    (393,982)       (1,312,541)
                                           ---------         ---------
                                                     Forward

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended August 31,
                                                      1998             1997
                                                      ----             -----
                                                             Unaudited
Net (Deficit) - Operating Activities -
    Forwarded                                         (393,982)     (1,312,541)
                                                      ---------     -----------

Investing Activities:
Capital Expenditures                                  (109,289)        (85,090)
                                                      ---------     ------------

Net Cash Used in Investing Activities                 (109,289)        (85,090)
                                                      ---------     ------------

Financing Activities:
  Proceeds from Exercise of Warrants                     ----          131,935
  Dividend on Preferred Stock                          (23,780)        (17,620)
  Proceeds from Preferred Stock                         200,000           ---
Principal Payments - Notes Payable                     (100,000)      (275,000)
Decrease in Net Assets of Discontinued Operations       202,065         88,632
                                                       --------      -----------

Net Cash Provided by (used in) Financing Activities     278,285        (72,003)
                                                       --------       ----------

Net (Decrease) in Cash                                 (224,986)    (1,469,634)

Cash - Beginning of Periods                             424,620      1,546,704
                                                       --------       ----------

Cash - End of Periods                                  $199,634     $   77,020
                                                       --------       ----------


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
   Interest                                            $ 94,730     $   75,674

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       Basis of Presentation:

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year.

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

   -SFAS No. 130,  "Reporting Comprehensive Income"
   -SFAS No. 131,  "Disclosures about Segments of an Enterprise and Related
                    Information"
   -SFAS No. 132,  "Employers' Disclosure about Pensions and othe
                    Post-Retirement Benefits"

PART I-ITEM 2

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended (the "Securities Act"), and Section 21E of the Securities exchange Act of 1934, as amended (the "Exchange Act"). Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Results of Operations:

     News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

Three Months Ended August 31, 1998 and 1997
-------------------------------------------

     The Company recorded Net Income for the third quarter of $74,000 up from $9,000 in 1997, an increase of $65,000 (722%). Operating income before interest expense and equity in loss of unconsolidated subsidiary was $184,000 as compared to $204,000 in 1997, a decrease of $20,000 (10%).

     Increased profit at The Hill, which was a result of its strong increase in revenues, was offset by an increased loss at Nassau Newspapers which is in a transitional year due to management changes, the replacing of marginally profitable third party printing and distribution revenues with new revenues and excess costs due to the acquisition of the South Shore Record.

     Total revenues for the Company were $5,113,000 for the third quarter of 1998, up $11,000 from $5,102,000 in 1997. The increase in revenues was primarily a result of The Hill's increased sales effort and new sales management, and Dan's Papers' capitalization on the continued growth of the market in the Hamptons resort area of Long Island and its positioning as one of the advertising standards on Long Island's east end. These increases were offset by decreases at the Manhattan newspapers (Our Town, Manhattan Spirit and Chelsea Clinton/Westsider). The decrease in non-advertising revenues at Nassau Newspapers was offset by increased revenues from the South Shore Record.

     Direct mechanical costs decreased $116,000 (6%) from $1,917,000 in 1997 to $1,801,000 in 1998 primarily as a result of decreases in printing and distribution costs related to the discontinued third party revenues at Nassau Newspapers. Payroll increased $195,000 (10%) from $1,957,000 in 1997 to $2,152,000 in 1998 primarily as a result of the acquisition of The South Shore Record.

Nine Months Ended August 31, 1998 and 1997
------------------------------------------

     The Company reduced its net loss for the nine months by $130,000 (15%) from ($872,000) in 1997 to ($742,000) in 1998. Operating loss before interest expense and equity in loss of unconsolidated subsidiary decreased by 40,000 (10%) from ($382,000) in 1997 to ($342,000) in 1998 primarily from increased profit at The Hill, which was result of its strong increase in revenues, offset by an increased loss at Nassau Newspapers which is in a transitional year due to management change and has included replacing marginally profitable third-party printing and distribution revenues with new revenues while absorbing the acquisition of the South Shore Record. The increase in interest expense of $97,000 (68%) from $143,000 in 1997 to $240,000 in 1998 was a result of the loan from an affiliate of a principal shareholder and officer being outstanding in 1998.

     Total revenues for the Company were $13,654,000 for the nine months of 1998 an increase of almost $602,000 (5%) from $13,052,000 in 1997. The increase in revenues was primarily a result of The Hill's increased sales effort and new sales management, and Dan's Papers' capitalization on the continued growth of the market in the Hamptons resort area of Long Island and its positioning as one of the advertising standards on Long Island's east end. These increases were offset by decreases at the Manhattan newspapers (Our Town, Manhattan Spirit and Chelsea Clinton/Westsider). Decreased non-advertising revenues at Nassau Newspapers was offset by increased revenues from the South Shore Record.

Liquidity and Capital Resources:

     At August 31, the Company had a shortage of current assets over current liabilities in the amount of approximately $1,914,000. During the quarter ended February 28, 1998, the Company repaid $100,000 of bank loans from cash on hand at the beginning of the year. In October 1998, the bank presented the demand loans for payment. The Company repaid $50,000 of the bank loans, and payment of the balance has been extended to December 31, 1998.

     In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), the Company is planning to offer its existing shareholders the right to purchase additional shares of its Common Stock. The gross proceeds of the offering would be approximately $6,000,000. The Company has obtained a temporary extension of the shareholder loan which was due May 21, 1998 in order that it be repaid from the capital raised.

     Management believes that the Company's stock offering and operations will generate positive cash flow for the fiscal year ending November 30, 1998. Although there can be no assurances to this effect, management believes that it has available a variety of funding and revenue to meet its cash needs.


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



                                         NEWS COMMUNICATIONS, INC.
                                         (Registrant)



Date: October 15, 1998                   By:/s/ Michael Schenkler
                                            ---------------------
                                            Michael Schenkler, President




Date: October 15, 1998                   By:/s/ Robert Berkowitz
                                            --------------------
                                            Robert Berkowitz, Controller