Form 10KSB40
period 1998-11-30
NEWS COMMUNICATIONS INC
filed 1999-03-01
CIK 794487

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)
   X        Annual report under Section 13 or 15(d) of the Securities Exchange
  ---       Act of 1934. For the fiscal year ended November 30, 1998

                                            OR

  --- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
            __________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                           13-3346991
   -------------------------------                         -------------------
   (State or Other Jurisdiction of                            (IRS Employer
   Incorporation or Organization)                          Identification No.)

    174-15 Horace Harding Expwy
       Fresh Meadows, New York                                   11365
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (718) 357-3380

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:


                                                      Name of Each Exchange
      Title of Each Class:                            on which Registered:
  -----------------------------                       ----------------------
  Common Stock, $0.01 par value                               None

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year were $17,822,070.

        The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 25, 1999, is $3,601,790.

        The number of shares of common stock outstanding as of February 25, 1999 was 6,646,864.

                                     PART I

         The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

         Unless otherwise indicated, all information contained in this report and the consolidated financial statements and the notes to such financial statements gives effect to a 1-for-3 reverse split of News Communications' common stock that occurred on January 14, 1999.


Item 1.  Description of Business


Subsequent Events

        On February 22, 1999, News Communications completed a rights offering of 3,833,333 shares of common stock for gross proceeds of approximately $5,750,000. The offering and the 1-for-3 reverse stock split mentioned above were effected in response to News Communications' failure to meet certain listing maintenance requirements of the Nasdaq SmallCap Market and the possibility of its common stock being delisted from such market. As a result of the rights offering and the reverse stock split, News Communications currently meets the listing maintenance requirements of the Nasdaq SmallCap Market, and its common stock continues to quoted on the Nasdaq SmallCap Market.


Overview

        News Communications is a Nevada corporation formed in 1986. It has been primarily engaged, through various wholly-owned and partly-owned subsidiaries, in the publication and distribution of advertiser supported, community oriented newspapers and related targeted audience publications. The community newspapers are directed at specific geographic communities and, for the most part, are distributed free of charge to selected residences and business establishments in those communities. Each publication focuses on the lifestyle, culture, arts, entertainment, politics and social issues of particular interest to the group of communities at which it is directed. Some of the papers publish different editions, with variations in editorial content and advertising, which are distributed to each community in the targeted group. The principal source of our revenues is the sale of advertising space in its publications.

        As used herein, unless the context requires otherwise, the term "we" refers to News Communications, Inc. together with its subsidiaries:

        Publisher                              Publication
        ---------                              -----------
        Access Network Corp. ("Access")......  Manhattan Spirit, formerly called the West Side Spirit

        Tribco Incorporated ("Tribco").......  The Queens Tribune published in nine editions including The
                                               Western Queens Tribune and
                                               Bayside Trib at Home

        Dan's Papers Inc. ("DPI")............  Dan's Papers and Montauk Pioneer

        Manhattan Publishing Corp. ..........  Our Town

        Parkchester Publishing Co. Inc. .....  Bronx Press Review and Riverdale
                                               Review (the "Bronx Newspapers")

        Nassau Community Newspaper
          Group, Inc. ("NCNG")...............  Lynbrook USA, Malverne Times,
                                               Rockville Centre News & Owl,
                                               Valley Stream MAILeader,
                                               Independent Voice of Long Beach,
                                               Oceanside & Island Park,
                                               Rockville Centre-Oceanside
                                               Beacon, Baldwin Citizen, East
                                               Rockaway Observer, Elmont Life,
                                               Franklin Square Life, West
                                               Hempstead Life and Long Island
                                               Lifestyles

        South Shore Publishers, Inc..........  South Shore Record (with NCNG, the "Nassau Newspapers")

        Capital Hill Publishing, Inc.
          ("Capital Hill")...................  The Hill

        Brooklyn Newspaper Publishing, Inc. .  Brooklyn Skyline

        West Side Newspapers Corp. ..........  Chelsea-Clinton News and
                                               Westsider

All of the subsidiaries are wholly-owned except DPI, which is 80% owned by us.

Manhattan Spirit

        The Manhattan Spirit is a weekly free circulation newspaper founded in 1985 which focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the West Side and lower Manhattan. Editors and support staff of Access, together with a variety of contributing free-lance writers and columnists, write and edit all material for each weekly issue of the Manhattan Spirit and perform all composition, layout, and typesetting work. Printing is performed by outside contractors. In addition, the Manhattan Spirit offers graphics and printing services to its customers.

        The Manhattan Spirit has won many awards, including, New York State Bar Association awards for excellence in journalism. Various national and international magazines have reprinted articles from the Manhattan Spirit, including Glamour Magazine and Cosmopolitan International. Editorial content includes columns by well-known columnists in the fields of food and wine, movies and social advice. Other columnists and writers focus on finance, theater and topics of community interest.

        The Manhattan Spirit is published in a 4-color tabloid format. It is distributed each Thursday and Friday by independent contractors in bulk to locations throughout Manhattan. The principal places of distribution are lobbies of luxury apartment buildings, restaurants, banks, supermarkets and various other business establishments, as well as in sidewalk distribution boxes.

Our Town

        Our Town, is a 27-year-old weekly publication distributed in a single edition predominantly on the Upper East Side of Manhattan. We acquired Our Town in May 1991. Almost all of its income derives from display and classified advertising.

        Our Town is published in a 4-color tabloid format. Delivery is made by independent contractors to apartment house lobbies, banks, supermarkets and sidewalk distribution boxes.

Dan's Papers

        Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and local environmental and political issues, as well as a special section on real estate. Dan's Papers is published in tabloid format, with a glossy cover for approximately 17 summer and 9 other issues, on a weekly basis. It is distributed each week to locations on Eastern Long Island, including art galleries, gift shops, supermarkets, newspaper and card shops, restaurants and boutiques. There is also weekly distribution in Manhattan

        DPI also publishes the Montauk Pioneer, which has been designated by the Montauk Village Association as the official newspaper of the community of Montauk, New York.

Queens Tribune

        The Queens Tribune, started in 1970, publishes eight free circulation editions and one paid-circulation edition weekly community newspapers serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune.

        The format of The Queens Tribune is a tabloid with four-color front and additional pages. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by Tribco's editors and support staff. The Queens Tribune has won numerous awards for journalistic excellence, including this year's New York Press Association's coveted first place award for community leadership. Delivery is made by independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. Printing, graphics, consulting, distribution, flyer and insert revenue are significant sources of income to The Queens Tribune operation, D/B/A Multimedia, providing approximately 14% of its revenues in the fiscal year ended November 30, 1998.

The Bronx Newspapers

        Parkchester Publishing Co., Inc. is the publisher of the Bronx Press Review, a 54 year old paper which took on a Bronx-wide identity to fill a vacuum left by the absorption of the daily Bronx Home News by the New York Post in the late 1940s. It is a tabloid paper with a 4-color front and back page. The Bronx Press Review has been designated by the New York City Council as the official newspaper of Bronx County for the publication of the Concurrent Resolutions of the Legislature.

        In the last quarter of 1993, we started the Riverdale Review, which serves the affluent Riverdale section of the Bronx. The Riverdale Review is a community weekly covering the news, events, people and lifestyles of the Riverdale community. It is distributed free of charge throughout the affluent northwest Bronx community which it serves. Approximately 19,000 copies are distributed door-to-door to private homes, in bulk to the lobbies and mailrooms of the 175 apartment buildings in the section, and through street distribution boxes and other bulk distribution to high traffic businesses and religious and educational institutions.

The Nassau Newspapers

        Our Nassau Community Newspaper Group, Inc. publishes eight Nassau Newspapers. Each of the Nassau Newspapers serves a community in Nassau County, New York, a suburban county adjacent to Queens County in New York City. The oldest of the Nassau Newspapers has been in continuous publication for 89 years. The group averages over 51 years of continuous weekly publication per paper. Each of the Nassau Newspapers, other than Elmont Life, Franklin Square Life and West Hempstead Life, has been designated as the official newspaper of its community. We have expanded into six additional Nassau County communities with a shopper-type publication called the Long Island Market.

        In 1995, we developed a new publication, Long Island Lifestyles, which serves as a second section to all of our Nassau publications and is also distributed by itself in heavily trafficked areas. This new publication offers moderately priced advertising to the central and south Nassau marketplace.

        We introduced Elmont Life and Franklin Square Life in 1996 and West Hempstead Life in 1997. Also in 1997, we acquired the South Shore Record, a 33-year old mailed subscription newspaper serving the affluent "five-towns" area of Nassau County.

Brooklyn Skyline

        The Brooklyn Skyline is a five year old weekly published in five editions which are distributed door-to-door in Brooklyn's southern tier. Originally a tabloid shopper-type publication, we are in the on-going process of converting the Brooklyn Skyline to a community newspaper to complement our other publications. The introduction of "Koch at the Movies," the News Communication Telephone Poll and our citywide political page "NYConfidential" in addition to local news coverage by Brooklyn reporters distinguish the Brooklyn Skyline from its major competition, The Marketeer, an established door-to-door shopper. In addition to our established display sales effort, we have introduced a classified advertising section. Additional revenue is also generated by the occasional sale or distribution of circulars to accompany the door-to-door distribution of Brooklyn Skyline. It is printed on newsprint with the use of spot color and is distributed by crews that we supervise and train.

Chelsea-Clinton News and Westsider

        The Chelsea-Clinton News and Westsider are the only paid circulation weekly newspapers on the West Side of Manhattan. The Westsider, a 25-year-old community newspaper, covers the area from 59th to 125th Streets from Riverside Drive to Central Park West. The Chelsea-Clinton News, a 56 year-old community newspaper, covers the area from l4th-59th Streets from 5th Avenue to 11th Avenue. These two publications rely on revenue from display advertising, classified advertising, subscriptions, newsstand sales and legal advertising.

The Hill

        In September 1994, we began the publication of The Hill, a weekly newspaper devoted to the coverage of the United States Congress. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies, law firms, lobbying organizations and others. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to influence the decisions of Congress. Additional revenues come from classified advertising, local retail advertising, subscriptions and the sale of the paper outside of the Capitol area. The Hill is operated out of its own offices in Washington, D.C. It is printed on newsprint in black ink and process four color. It is primarily distributed to Congressional office buildings and government agencies as well as to select retail locations, hotels and street boxes. We also have a five day a week morning show, The Hill Reporter, which is carried in the Washington, D.C. area pursuant to a Program Services Agreement with radio station WYRE-AM.

The New York Blade News

        In a joint venture that began in the summer of 1997, we joined with the Washington Blade, a large and respected gay and lesbian weekly newspaper, to publish The New York Blade News, a weekly, 4-color tabloid newspaper that debuted in 1997. The paper, which is distributed by independent contractors to more than 800 locations in the New York metropolitan area that are frequented by New York's gay and lesbian community, derives its revenue from the sales of display and classified advertising and personal advertisements. The New York Blade News, which is distributed each Friday throughout Manhattan and areas of Brooklyn, the Bronx, Queens, Staten Island as well as Long Island and New Jersey, is operated out of its own offices in New York City but shares production and distribution staff with Our Town, Manhattan Spirit, Westsider and Chelsea-Clinton News.

Printing and Production

        The printing of each of our publications is presently done by independent printing shops. We send to the printer completely composed, laid-out, typeset pages for photo-offset reproduction. In each case, the printer is able to provide all of the necessary materials, such as paper, ink, etc., for printing, and bills the company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if, for any reason, the arrangements that we have with any of our printers should terminate, management believes that similarly favorable arrangements could be had with several other printing shops in or around New York City.

Advertisers and Readers; Marketing Activities

        Most of our publications are weeklies primarily distributed free of charge to their readers. The Bronx Press Review, nine of the Nassau Newspapers, Westsider and Chelsea-Clinton News and one edition of The Queens Tribune are paid circulation publications. The primary source of our revenue is through the sale of advertising space in the publications, although several of the weekly publications also offer graphics and printing services to outside service purchasers, including several school publications. The advertising revenues of each of our publications are derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in our publications which have been in existence at least six months represents multiple insertion advertising. This is where an advertising client runs an advertisement in two or more issues of a publication. This percentage has remained fairly stable for our publications over the last five years. On a year-to-year basis, we estimate that, over the last four fiscal years, approximately two-thirds of our display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertiser represents more than 5% of our advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications.

        We employ sales representatives who are paid through incentive-based compensation packages. We have commenced supplementing the sales activities of the individual publications with centralized group sales activities seeking advertisers for all or a combination of our publications. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as chain store and franchise operations.

Competition

        We compete directly for advertising revenues with newspapers and magazines which are sold to readers or are distributed free, as well as other advertising media. We do not significantly compete, however, with other publishers of newspapers or magazines for paid circulation revenues, as most of our publications are distributed free of charge to readers.

        Those newspapers and magazines competing with the Manhattan Spirit and Our Town for advertising and targeted at Manhattan or parts thereof include, among others, The Resident, New York Press, New York Observer and The Village Voice. In order to compete with the lower advertising rates of smaller publications in the Manhattan Spirit's market area, we utilize a split zone program whereby advertisers may purchase space in only half of the Manhattan Spirit's copies at an appropriately reduced rate. During the months from May through September, Dan's Papers serves the same market as Hampton Magazine, a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and the free weekly The Independent. The Montauk Pioneer is the only paper that serves Montauk. The Queens Tribune competes with many publications, including Newsday and the free circulation publications Queens Chronicle and Queens Courier. The Bronx Press Review competes against community newspapers such as the Bronx Times Reporter and the Bronx News.

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

        The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call, a paid circulation that delivers twice weekly and has been in publication nearly 50 years.

        There are numerous other publications distributed in our circulation areas, some of which have resources substantially greater than our resources, which compete for advertising against our publications. Management believes our publications are competitive because we can offer customers the ability to focus their advertisements on a specific market, thereby giving the customers a chance to control costs by narrowing their advertising scope. Management believes that, over the years of publication, our newspapers have developed a favorable reputation and following. We also believe that we can compete favorably by offering advertisers the opportunity to choose from a menu of publications, by offering advertisers more favorable rates as the number of publications increases and by affording advertisers the ability to pinpoint a specific group or geographic area or combination thereof. The major barrier to the entry of new competitive publications is the need for sufficient capital to start up and continue operations until a sufficient advertising base is created.

Employees

        As of November 1, 1998, we had 242 full-time and 43 part-time employees, of whom 53 were editorial; 88 were engaged as display and classified advertising sales personnel; 78 were engaged in production; and 66 were engaged in administrative and clerical activities. We also maintain a roster of free-lance contractors. Management considers its relations with our employees to be satisfactory. None of our employees are represented by a union.

Seasonality

        Dan's Papers and the Montauk Pioneer, which are resort area newspapers, have significant seasonal variations in revenues. This seasonality may cause operating results to vary significantly from quarter to quarter, with the third fiscal quarter being the most significant in terms of revenues and income. The Hill's revenues also vary throughout the year depending on whether or not Congress is in session.

Where You Can Find More Information

        We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

Item 2.  Description of Properties

        We operate out of seven separate locations. The Manhattan Spirit, Our Town, Chelsea-Clinton News and the Westsider share 7,000 square foot premises at 242 West 30th Street, New York, New York, under a lease which commenced in 1995 and terminates in January 2001, at an annual rental of $52,000 for the first year, increasing over the term to $75,380 in the last year.

        DPI leases 1,910 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of $38,200, plus cost-of-living increases, for a term of ten years terminating in October 2008. Pursuant to the lease, we have agreed to an increased rental amount if the owner expands the building. News Communications has an option to renew this lease for an additional five-year term and commencing November 2008. See "Certain Transactions" for information regarding DPI's lease of this space from Mr. Daniel Rattiner, DPI's President, Publisher, Editor and director.

        Tribco has a ten year lease, which commenced on November 1, 1990, to rent approximately 8,000 square feet of office space and space for publication of the Queens Tribune in Fresh Meadows, New York, for annual base rents ranging from $88,000 to $128,000. The lease is renewable for five years at a $152,000 base annual rent. These premises also serve as our executive and financial offices.

        Parkchester Publishing Co., Inc. has a five year lease for 2,500 square feet of office space at 170 West 233rd Street, Bronx, New York, commencing June 1994, at an annual rental of $34,200, increasing over the term to $38,500 in the last year.

        NCNG has a five year lease for 7,600 square feet of office space at 216 East 2nd Street, Mineola, New York, commencing November 1994, at an annual rental of $53,400, increasing over the term to $62,350 in the last year. News Communications has an option to renew this lease for an additional five years.

        Capitol Hill Publishing, Inc. has a five year lease for 3,735 square feet of office space at 733 15th Street, N.W., Washington, D.C., commencing August 1994, at an annual rental of $68,880.

        Brooklyn Newspaper Publishing, Inc. has a five year lease for 2,110 square feet of office space at 2102 Utica Avenue, Brooklyn, New York, commencing February 1998, at an annual rental of $38,400, increasing over the term to $46,675 in the last year.

        We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3.  Legal Proceedings

        An action entitled Tracey Robinson v. The Hill, News Communications, Inc. and Media Venture Group, Inc. et al. was instituted in September 1996 in the United States District Court for the District of Columbia in which the plaintiff, a former salesperson for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million plus back pay, front pay and other relief. The case was tried to a jury and resulted in an adverse determination of liability to News Communications and the other defendants in the amount of $100,000, plus fees and costs resulting in approximately $150,000. We intend to pay this amount.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

        Our shares trade on The Nasdaq SmallCap Stock Market under the trading symbol "NCOM". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by Nasdaq for each quarter during the last three fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

                                                               High             Low
                                                               ----             ---
     Fiscal Year Ended November 30, 1997
         First Quarter................................         $8.64           $5.91
         Second Quarter...............................          7.50            5.25
         Third Quarter................................          6.75            4.89
         Fourth Quarter...............................          7.32            4.50

     Fiscal Year Ended November 30, 1998
         First Quarter................................         $5.85           $3.42
         Second Quarter...............................          4.68            3.60
         Third Quarter................................          3.96            2.52
         Fourth Quarter...............................          3.28            1.22

        On February 25, 1999, the last reported sales price for the common stock on The Nasdaq SmallCap Stock Market was $1.94 per share. At February 25, 1999, we had 941 stockholders of record. We estimate that there are approximately 2,100 beneficial owners of our common stock.

        We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by the Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

        Dividends on the 10% preferred stock are payable annually in an amount of $500 per share of 10% preferred stock, in cash or in shares of common stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% preferred stock may be paid in shares of common stock to the extent News Communications has sufficient authorized but unissued common stock even if we have sufficient assets or net profits to pay such dividends in cash. It is anticipated that any permitted dividends will, at least in the foreseeable future, continue to be paid in common stock. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

Recent Sale of Unregistered Securities


        The following securities were issued by News Communications within the past three years and were not registered under the Securities Act of 1933, as amended. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to Section 4(2) of the Act as transactions by an issuer not involving a public offering. All of such securities are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended and News Communications has issued "stop transfer" instructions to its transfer agent with respect to such securities.

1. On May 17, 1996, News Communications issued to D.H. Blair Investment Banking Corp. an immediately exercisable warrant to purchase 133,330 shares of common stock exercisable at $7.50 per share.

         On May 21, 1996, News Communications issued to D.H. Blair Investment Banking Corp. an immediately exercisable warrant to purchase 66,000 shares of common stock exercisable at $7.50 per share.

2. On August 17, 1996, News Communications granted immediately exercisable options to purchase 3,333 shares of common stock to each of its then directors other than Mr. Ackerman (12 persons) under the company's Non-Discretionary Directors Stock Option Plan, exercisable at $4.785 per share.

3. On October 28, 1996, News Communications sold to a group of 15 private investors an aggregate of 66,000 shares of its $10 convertible preferred stock, each of which is convertible into 1.667 shares of common stock at $10.00 per share, and immediately exercisable warrants to purchase an aggregate of 266,666 shares of common stock exercisable at $6.00 per share. On that date News Communications also granted Wilbur L. Ross, Jr. an immediately exercisable option to purchase 66,000 shares of common stock under its Discretionary Directors and Officers Stock Option Plan, exercisable at $6.00 per share and granted 8 persons who became directors options to each purchase 1,666 shares of common stock under its Non-Discretionary Directors Stock Option Plan, exercisable at $6.00 per share. In connection with such transactions, News Communications issued 50,000 shares of its common stock, valued at $100,000, to Rothschild Inc. as consideration for investment banking services rendered by that firm.

4. On November 5, 1997, DPI and News Communications entered into a Loan Agreement with Rothschild Recovery Fund L.P. pursuant to which DPI borrowed $1,500,000 from Rothschild. In connection with the execution of the Loan Agreement, News Communications issued to Rothschild a five-year warrant to purchase, on or after February 28, 1998, 33,000 shares of common stock at an initial exercise price of $6.75 per share (subject to adjustment).

5. In April 1998 News Communications issued 6,666 shares of newly authorized $10 convertible preferred stock, series 2, to Bershad Investment Group, L.P., for $200,000. Each share of $10 convertible preferred stock, series 2, is convertible into 1.667 shares of common stock, subject to adjustments in certain circumstances.


Item 6.  Management's Discussion and Analysis or Plan of Operation

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of News Communications' results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.


Results of Operations

Fiscal Year Ended November 30, 1998 Compared to Fiscal Year Ended November 30, 1997

        1998 was a year of change for News Communications. We reduced our net loss for the twelve months by $242,000 (8%) from ($2,954,000) in 1997 to ($2,712,000) in 1998. Loss from operations increased by $359,000 (25%) from ($1,599,000) in 1997 to ($1,994,000) in 1998. This increase was primarily from Nassau Newspapers management changes and replacing marginally profitable third-party printing and distribution revenues with new revenues, primarily from the acquisition of the South Shore Record, while absorbing all the related expenses of the South Shore Record. The additional revenues acquired with the South Shore Record are projected to grow, while the elimination of certain executive and production positions in December 1998 will reduce expenses, which should result in profitability in fiscal 1999. Additional increases in losses were incurred at the Manhattan newspapers, which are Our Town, Manhattan Spirit and Chelsea Clinton/Westsider which were affected by changes in sales management and staff. Management believes that the effect of these changes will result in increased profit at those operations in 1999. These increased losses were offset in part by increased profit at The Hill and Dan's Papers which continue their strong increases in revenues. Additional losses resulted from a full year of losses from unconsolidated subsidiaries which are in the start-up phase and from amortization of loan discounts on the loan from an affiliate of a principal stockholder. This loan which was made in November 1997 and was outstanding for a full year in 1998, was also the main reason for the increase in interest expense of $122,000 (61%).

        Our total revenues were $17,822,000 in fiscal 1998, an increase of more than $298,000 (2%) from $17,524,000 in fiscal 1997, while advertising rates remained level. The increase in revenues was attributable primarily to The Hill, where increased sales effort and new sales management resulted in an increase of $496,000 (22%), Dan's Papers, where capitalization on the continued growth of the market in the Hamptons resort area of Long Island and its positioning as one of the advertising standards on Long Island's east end resulted in an increase of $402,000 (10%), and Brooklyn Skyline where its increased acceptance as a newspaper and as an advertising force in the community along with its 1996 expansion into a fifth zone helped increase revenues $91,000 (6%). These increases were offset by decreases at the Manhattan newspapers of $695,000 (17%). Management has responded to these decreases by reducing payroll and production costs. During the fourth quarter a new sales manager was brought in and along with other changes in the sales staff, we expect to increase revenues at the Manhattan newspapers. Decreased non-advertising revenues at the Nassau Newspapers was offset by increased revenues from the South Shore Record.

        Salaries and outside labor costs increased $907,000 (10%) primarily as a result of additional salaries incurred with the acquisition of the South Shore Record and of commissions on increased revenues and increased bonuses at The Hill and Dan's Papers.

        Management has undertaken a number of steps to reverse the losses incurred over the past years. In February 1998, we sold our Manhattan File subsidiary, which had been continually incurring losses. There were also changes in sales management and staff at The Hill, which also had been incurring losses since its start-up in the fourth quarter of 1994, resulting in profitable operations at that subsidiary and at the Manhattan papers where we expect an increase in revenues in fiscal 1999. In addition, we have new management at Nassau Newspapers where, along with the synergies from the acquisition of the South Shore Record, it is expected that the operations will become profitable.

Discontinued Operations

        We owned 90% of Manhattan File Publishing, Inc. ("MFPI"), publisher of Manhattan File, a monthly with additional special issues annually, 4-color, perfect bound, glossy magazine, until February 1998, when we sold 80% of MFPI to an employee. We now own 10% of MFPI and the employee owns 90% of MFPI. All financial results for 1997 and 1996 attributable to Manhattan File have been reclassified as discontinued operations.


Income Taxes

        News Communications currently has a net operating loss (NOL) carryforward for financial statement purposes of approximately $11,000,000. NOL carryforwards for federal income tax purposes of approximately $8,700,000 are available to offset federal taxable income through the year 2018.

        The difference between the NOL for financial reporting purposes and federal income tax purposes results from differences in accounting for accrued liabilities and allowances not currently deductible for tax purposes. News Communications has provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above.

Effects of Inflation

        We do not believe that inflation has had a significant impact on our financial position or results of operations in the past three years.

Liquidity and Capital Resources

        In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), from January 19, 1999 through February 16, 1999, News Communications offered its existing stockholders the right to purchase additional shares of its common stock. On February 22, 1999 the Company successfully completed this offering which resulted in gross proceeds of $5,750,000. This has significantly improved the liquidity of the Company from its position at November 30, 1998. The Company now has adequate capital and financial resources to fund its working capital, possible acquisitions, investments and cash needs for the forseeable future.

        At November 30, 1998, we had a shortage of current assets over current liabilities in the amount of approximately $2,005,000. During the year ended November 30, 1998, we repaid $150,000 of loans from Chase Manhattan Bank NA from cash on hand at the beginning of the year. We repaid the $750,000 balance of the bank loans in January 1999 from a $1,200,000 loan, payable February 28, 1999, it received from Messrs. Ross, Weiss and Davis on December 31, 1998. During the year ended November 30, 1998, we advanced $312,000 of expenses to our unconsolidated subsidiaries to fund operations. The unconsolidated subsidiaries are start-up companies, and the company made these investments as part of its plan to promote their growth in an effort to attain profitability. We estimate that News Communications will need to contribute approximately $15,000 per month toward our unconsolidated subsidiaries. That amount is expected to decrease through the middle of fiscal 2000 when profitability should be achieved. Additional funds were provided from the issuance of $200,000 in $10 convertible preferred stock in April 1998. For the year ended November 30, 1998, net cash provided by operations was $187,979 and cash used for investing activities was $451,949.

        Management believes that News Communications will generate positive cash flow for the fiscal year ending November 30, 1999. Although there can be no assurances to this effect, management is confident that it has adequate cash available from the stock rights offering to meet News Communication's future cash needs.

Impact of Year 2000 Compliance

        The Year 2000 issue is the result of computer programs which were written using two digits rather than four to define the applicable year. For example, date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. Such misrecognition could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

        We have appointed two of our officers to develop a comprehensive Year 2000 plan with the goal of completing updates to key systems by December 31, 1999. We have assessed the scope of our risks related to problems our computer systems may have in processing date information related to the Year 2000 and believe such risks are not significant.

        We have identified all of our significant internal software applications which contain source codes that may be unable to appropriately interpret the year 2000 and have already begun to modify or replace those applications. We have determined that our employee payroll system is Year 2000 compliant. We have surveyed all hardware components and are not aware of any material investment required for our critical hardware to be Year 2000 compliant. Our accounting system is the only operating program that is not Year 2000 compliant, but due to software that we have recently purchased, we believe that it will be compliant by June 1999. Management has spent approximately $10,000 for hardware and less than $1,000 for software to render our payroll system compliant, and estimates that it will spend approximately $25,000 to modify our accounting system. Should our accounting system prove not to be Year 2000 compliant, the risk to us would be the inability to electronically bill our advertisers and keep track of their payments. We are prepared to hire additional personnel on a temporary basis to perform our accounting work manually. Performing accounting services manually may be less accurate and more time-consuming than performing such functions by computer. This may result in slower entries of our accounts receivable and payable and slower billing of our advertisers. We are unable to determine the expense that these additional employees will create.

        In addition, we have inquired of certain of our advertisers about their progress in identifying and addressing problems relating to the Year 2000. Several of our advertisers have informed us that they do not anticipate problems in their business operations due to Year 2000 compliance issues, and others have informed us that they have not yet addressed this issue. We are currently unable to determine the extent to which Year 2000 issues will affect our advertisers, or the extent to which we would be vulnerable to their failure to remedy any such problems. However, we anticipate that at least some of our traditional advertisers will not be Year 2000 compliant when the time comes, which will result in their inability to pay us in a timely manner. We are prepared to focus our time and effort on monitoring those accounts, providing assistance if possible and finding alternate advertisers if absolutely necessary. Although we do not expect this to occur, the worst case scenario is that this contingency plan may cause us to incur additional expense, and we may not be able to assist advertisers with their year 2000 problems and, therefore, we may not succeed in generating sufficient advertising revenue to publish some of our publications.


Item 7.  Financial Statements

        The consolidated financial statements of News Communications, Inc. and its subsidiaries including the notes thereto, together with the reports thereon of BDO Seidman LLP and PricewaterhouseCoopers LLP, are presented beginning at page F-1.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Moore Stephens, P.C., formerly named Mortenson & Associates, P.C., served as our independent auditors for the fiscal years ended November 30, 1994 and 1995 and until

February 3, 1997. On February 3, 1997, we dismissed Moore Stephens, P.C., because we determined that our best interests would be served by retaining PricewaterhouseCoopers LLP. The decision to change auditors was approved by the Audit Committee of our Board of Directors. The report of Mortenson & Associates, P.C. dated March 27, 1996, relating to our financial statements as of November 30, 1995 and for the two years then ended contained a statement regarding uncertainty about our ability to continue as a going concern. During our two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements between us and Moore Stephens, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

        We then engaged Coopers & Lybrand LLP as our independent auditors as of February 3, 1997.

        On October 9, 1998, PricewaterhouseCoopers LLP, successors to Coopers & Lybrand L.L.P., declined to stand for reelection as our independent accountants.

        PricewaterhouseCoopers' reports on our financial statements for the fiscal years ended November 30, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits for the fiscal years ended November 30, 1997 and 1996 and through October 9, 1998, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such year. The decision to change accountants was approved by the Audit Committee of our Board of Directors.

        In a letter dated June 30, 1997, in connection with the audit of our financial statements for the year ended November 30, 1996, PricewaterhouseCoopers reported to management and the Audit Committee of our Board of Directors that the following reportable conditions existed in our internal control structure:

        1. A need for us to implement formal accounting closing procedures to ensure annual and quarterly financial statements are prepared in a timely, accurate and consistent manner, reflecting all significant accruals and estimates necessary for the results of each annual and interim period to provide meaningful information with respect to our operations.

        2. A need for us to restrict access to accounting records and information systems to authorized personnel.

        We have taken measures to improve our internal control structure in response to the above recommendations by PricewaterhouseCoopers and, as a result, believe that our internal control structure is sufficient.

        On October 30, 1998, we engaged BDO Seidman LLP as our new independent accountants to audit our financial statements beginning with the fiscal year ending November 30, 1998.

        We did not consult BDO Seidman LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements for which advice was provided that was an important factor considered by us in reaching our decision as to the accounting, auditing or financial reporting issue.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our executive officers and other significant employees and their ages and positions are as follows:

Name of Individual          Age   Position with News Communications and Subsidiaries
------------------          ---   --------------------------------------------------
Jerry Finkelstein (3)       83    Chairman of the Board and Director of News Communications
Wilbur L. Ross, Jr. (3)     61    Director and Chief Executive Officer of News Communications
Michael Schenkler (3)       54    Director and President of News Communications and director and officer of subsidiaries
Gary Ackerman               56    Director of News Communications
Carl Bernstein              54    Director of News Communications
John Catsimatidis (1)       50    Director of News Communications
Mark Dickstein              40    Director of News Communications
Andrew J. Maloney           67    Director of News Communications
Robert E. Nederlander (2)   65    Director of News Communications
Andrew J. Stein             53    Director of News Communications
Sy Syms                     72    Director of News Communications
Arthur Tarlow (1)(2)        69    Director of News Communications
Hillel Weinberger           45    Director of News Communications
Thomas Allon                35    Executive Vice President of News Communications
Robert Berkowitz            50    Chief Financial Officer and Controller of News Communications
Daniel Rattiner             59    President,  Publisher,  Editor and  Director of Dan's Papers Inc.
Marty Tolchin               71    President, Publisher, and Editor of The Hill.

---------------------
(1) Member of Compensation Committee
(2) Member of Audit Committee
(3) Member of Executive Committee

        Jerry Finkelstein has been a director of News Communications since December 1987 and became Chairman of the Board in August 1993. He served as publisher of The New York Law Journal from 1960 to 1984. Mr. Finkelstein was Chairman of the Board of Struthers Wells Corporation for more than five years prior to November 1993, when he resigned. Struthers Wells Corporation filed for protection under Chapter XI of the United States Bankruptcy Code in February 1994. Mr. Finkelstein is a former member of the Board of Directors of Rockefeller Center, Inc., Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation and TPI Enterprise, Inc., formerly Telecom Plus International Inc., a communications company. He is also a former Commissioner of the Port Authority of New York and New Jersey.

         Wilbur L. Ross, Jr. was elected a director of News Communications in October 1996. Since 1988, Mr. Ross has been Senior Managing Director of Rothschild Inc. Mr. Ross is also a director of Mego Financial Corp., a premier developer of timeshare properties, and Syms Corp., a clothing retailer.

        Michael Schenkler has been a director of News Communications since March 1990, and has served as President since December 1991. He has been President of The Queens Tribune since 1979 and is its publisher. Prior to taking over the Queens Tribune in 1982, Mr. Schenkler spent 15 years as an educator employed by the Board of Education of New York City, where he served as a teacher, assistant principal and principal. Mr. Schenkler is President of all of News Communications' subsidiaries other than DPI and NCNG, of which he is Vice President.

        Gary Ackerman has been a director of News Communications since March 1990. He has served in the United States House of Representatives as a Representative from New York since March 1983. From 1979 until 1983, Mr. Ackerman was a member of the New York State Senate. From 1970 to 1979, Mr. Ackerman was the founder, editor and publisher of The Queens Tribune.

        Carl Bernstein has been a director of News Communications since October 1996. Mr. Bernstein is a noted author and journalist. He has been a Contributing Editor to Time Magazine and is presently a Contributing Editor to Vanity Fair. Mr. Bernstein was the co-author, with Robert Woodward, of "All the President's Men" and "The Final Days." His most recent publications are "Loyalties: A Son's Memoir," published by Simon & Schuster, and, as co-author, "His Holiness: Pope John Paul II and The Hidden History of Our Times," published by Doubleday.

        John Catsimatidis has been a director of News Communications since December, 1991. Mr. Catsimatidis is the Chairman of Red Apple Group, Inc., a holding company for supermarket chains in New York. Since July 1988, Mr. Catsimatidis has served as Chairman of the Board and director of Sloan's Supermarkets, Inc., an American Stock Exchange listed company, which owns and operates supermarkets. Mr. Catsimatidis is also currently the

Chairman of the Board, Chief Executive Officer and director of United Refining Company, a refiner and retailer of petroleum products.

        Mark Dickstein has been a director of News Communications since October 1996. Since 1986, Mr. Dickstein has been President of Dickstein Partners Inc., a private investment firm. He is also a director of Hill Stores Company, a leading retailing organization, Leslie Fay Company, Inc., a women's apparel manufacturer and Marvel Enterprises Inc., an entertainment-based marketing and licensing company.

         Andrew J. Maloney has been a director of News Communications since September 1993. He is a partner at the New York law firm of Kramer, Levin, Neftalis & Frankel LLP. From 1986 until December 1992, Mr. Maloney was United States Attorney for the Eastern District of New York. Mr. Maloney is a graduate of the United States Military Academy at West Point and Fordham University School of Law.

        Robert E. Nederlander has been a director of News Communications since October 1996. Since 1981, he has been President of Nederlander Organization, Inc., the owner and/or operator of one of the world's largest chains of legitimate theaters. Mr. Nederlander is also a director of Riddell Sports, Inc., Mego Financial Corp., Allis Chalmers Corp., and Cendant Corp.

        Andrew J. Stein has been a director of News Communications since July 1994. He is President of Benake Corporation, a management consulting firm. Prior to assuming such position in 1993, Mr. Stein was actively involved in public affairs. From 1986 to 1993, he was President of the Council, New York City. From 1978 to 1985, he was President of the Borough of Manhattan and from 1969 to 1977, he was a member of the New York State Assembly. He was also Chairman of the New York City Commission on Public Information and Communication, and has been a Trustee of the New York City Employees Retirement System and an ex officio member of The Museum of The City of New York, The New York Public Library, The Metropolitan Museum of Art and The Queens Borough Public Library. Mr. Stein is a son of Mr. Finkelstein.

        Sy Syms has been a director of News Communications since October 1996. He is Chairman and Chief Executive Officer of Syms Corp., a clothing retailer, a position he has held since 1983. Mr. Syms is also a director of Israel Discount Bank of New York.

        Arthur Tarlow has been a director of News Communications since August 1993. He is an attorney currently of counsel to Meyer, Suozzi, English & Klein, P.C. of Mineola, New York, where he has been practicing for more than 10 years as a specialist in taxation, estates and trusts. He is also a Certified Public Accountant and was a partner in the accounting firm of David Tarlow & company for more than 25 years until August 1995. He is currently a partner in the accounting firm of Tarlow & Tarlow. He is a member of the New York State Bar Association, admitted to practice before the U.S. Tax Court, and a member of the New York State Society of CPAs and the American Institute of Certified Public Accountants.

        Hillel Weinberger has been a director of News Communications since October 1996. Since 1988, he has been Senior Vice President and Senior Portfolio Manager of Loews/CNA Holdings, a diversified holding company. He is also a director of Global Crossing Ltd., a provider of fiber optic global Internet and long-distance telecommunications facilities and services.

        Thomas Allon has been Executive Vice President of News Communications since November 1994. He has been Publisher of the Manhattan Spirit and Our Town since 1992. From 1990 to 1991 he was Managing/Associate Publisher of the Manhattan Spirit.

        Robert Berkowitz has served as Controller of News Communications since December 1992. From November 1991 to November 1992, Mr. Berkowitz was a financial and management consultant with Gobstein, Weingarten & Goldfarb, a certified public accounting firm. From August 1989 to November 1991 he was the Chief Accounting Officer for Meringoff Equities, an owner and manager of commercial real estate. From August 1980 to August 1989 he was Vice-President and Controller of the Trump Group, a private investment company specializing in the acquisition and operation of both public and private companies. From 1977 to 1980, he was with the public accounting firm of Price Waterhouse.

        Daniel Rattiner is Publisher and Editor of Dan's Papers, having held these positions since he founded the publication in 1960. He has also been President and a director of DPI since its organization in October 1988.

        Marty Tolchin is publisher and editor-in-chief of The Hill. This capped a 40-year career at the New York Times, including two decades in the Washington Bureau. With his wife Susan he is the co-author of five books, including "To the
Victor: Political Patronage from the Clubhouse to the White House," which was cited in three decisions of the U.S. Supreme Court. Their last two books have been on international trade. Mr. Tolchin has been with The Hill since its inception in September 1994.

        The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

        Pursuant to the agreement regarding the sale of the $10 convertible preferred stock, our Board of Directors was increased to 16 members, of whom the holders of the $10 convertible preferred stock are entitled to nominate and elect 8 members. Messrs. Bernstein, Dickstein, Nederlander, Ross, Syms and Weinberger are the Board designees of the holders of the $10 convertible preferred stock. There are presently three vacancies on the board of directors due to the death of Sydney Gruson on March 1, 1998, the death of another former director, Eric Breindel, on February 28, 1998 and the resignation of John H. McConnaughy, Jr. effective April 1998. News Communications and the $10 convertible preferred stockholders are currently involved in discussions about eliminating the rights of the $10 convertible preferred stockholders to appoint any Board members. Should that occur, we intend to reconstitute the Board.

Committees of the Board of Directors

         The Board currently has three committees: the Executive Committee, the Audit Committee and the Compensation Committee.

         The Executive Committee is comprised of Messrs. Ross, Finkelstein and Schenkler. Mr. Ross serves as Chairman of the Executive Committee.

        The Audit Committee is comprised of Messrs. Nederlander and Tarlow. The Audit Committee recommends the independent accountants appointed by the Board to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures. The composition of the Audit Committee complies with the independent director requirements of Nasdaq.

         The Compensation Committee is comprised of Messrs. Catsimatidis and Tarlow. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all
Section 16(a) forms they file. Based on our records, we believe that during fiscal 1998, our officers, directors and ten percent beneficial owners complied with all applicable filing requirements.


Item 10.  Executive Compensation.

Summary Compensation Table

        The following table sets forth information for each of the fiscal years ended November 30, 1998, 1997 and 1996 concerning compensation of all individuals serving as executive officers of News Communications during the fiscal year ended November 30, 1998 and each other executive officer or key employee of the company whose total annual salary and bonus exceeded $100,000 in fiscal 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                      Other Annual    Compensation
                                           Annual Compensation        Compensation       Awards
                                       ----------------------------- --------------- ----------------
                                                 Salary     Bonus                        Options
Name and Principal Position             Year      ($)        ($)          ($)              (#)
                                       -------- --------- ---------- --------------- ----------------
Jerry Finkelstein, Chairman of the      1998     195,000       ---        ---             ---
Board of News Communications            1997     195,000       ---        ---             ---
                                        1996     195,000       ---        ---           3,334

Wilbur L. Ross, Jr., Chief Executive    1998          $1       ---        ---             ---
Officer of News Communications          1997          $1       ---        ---             ---
                                        1996          $1       ---        ---          66,667

Michael Schenkler, President of News    1998     167,223                  ---             ---
Communications and officer of           1997     158,197       ---        ---             ---
subsidiaries                            1996     154,621    30,000        ---           3,334

Thomas Allon, Executive Vice            1998      90,516    45,000        ---             ---
President of News Communications        1997      84,141    45,000        ---             ---
                                        1996      82,341    45,000        ---             ---

Daniel Rattiner, Publisher, Editor      1998     146,890    95,000     15,000 (1)         ---
and President of Dan's Papers, Inc.     1997     133,770    81,000     15,000 (1)         ---
                                        1996     130,869   110,235     15,000 (1)         ---

----------------------
(1) Mr. Rattiner is entitled to receive an aggregate of $15,000 per year for discounted trade-sale merchandise from advertisers. These advertisers provide such merchandise to Mr. Rattiner in lieu of paying News Communications for advertising. Beginning in November 1997, Mr. Rattiner became entitled to a new leased or purchased automobile every two years, having a value not in excess of $40,000, and a new leased portable computer every two years, having a value not in excess of $4,000.

                        AGGREGATE YEAR-END OPTION VALUES
                               (November 30, 1998)

                        Number of unexercised options at      Value of unexercised in-the-money
                               fiscal year-end (#)             options at fiscal year-end ($)
Name                       Exercisable      Unexercisable      Exercisable      Unexercisable
----                       -----------      -------------      -----------      -------------
Wilbur L. Ross                66,667            ---                    0           ---
Michael Schenkler             47,500            ---                  417           ---
Jerry Finkelstein            232,500            ---                  417           ---
Daniel Rattiner               11,667            ---                    0           ---


Employment Agreements

        Pursuant to an amended and restated employment agreement entered into by News Communications and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 2003, Mr. Finkelstein is employed as Chairman of the Board of Directors of News Communications at an annual salary of $195,000. Mr. Finkelstein may also be paid annual bonuses at the discretion of the Board, based upon such factors as our results of operations and transactions involving News Communications which are introduced to us by Mr. Finkelstein or in which he is otherwise involved on our behalf. We also provide Mr. Finkelstein with medical and other benefits and perquisites. Mr. Finkelstein may terminate the agreement at any time by giving us at least 10 days' notice. In the event of his permanent disability or death, salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

        Pursuant to an employment agreement entered into by News Communications and Michael Schenkler as of October 15, 1994, and terminating October 14, 1999, Mr. Schenkler is employed as President of News Communications and President of Tribco. The employment agreement provides for a minimum base salary of $150,000 per year, subject to cost-of-living increases, and such annual bonuses as the Board of Directors of News Communications may determine in its sole discretion. The agreement requires Mr. Schenkler to protect confidential information of News Communications and restricts him from engaging in certain competitive activities during the term of his employment and for one year thereafter.

        Pursuant to an employment agreement between DPI and Daniel Rattiner terminating in 2007, Mr. Rattiner earns a base salary from DPI of $133,770 per year, adjusted for increases in the consumer price index after 1997, plus a bonus in each fiscal year based on net profits, as defined, of DPI and fringe benefits totaling approximately $37,000 annually. Mr. Rattiner may terminate his employment at any time. Mr. Rattiner has pledged to keep secret DPI's confidential matters and, in the event he leaves the employ of DPI, not to compete with DPI for specific periods of time, depending on the reasons for his separation.

        We have no established compensation arrangements with our directors. See "Directors' and Officers' Options" for a discussion of our Directors and Officers Stock Option Plan and options granted to certain directors and officers.

Directors' and Officers' Options

        On August 17, 1993, the Board adopted a Discretionary Directors and Officers Stock Option Plan pursuant to which, as amended, the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of News Communications and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal year ended November 30, 1998.

        On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan pursuant to which each director was granted on August 17, 1993 and is granted each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 3,333 shares of common stock at the market price on the date of grant. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17, 1998 will be granted an option for 3,333 shares on the date he or she becomes a director. Pursuant to the Non-Discretionary Option Plan, each person who was a director of News Communications, other than Mr. Ackerman, on August 17, 1996 received a grant of an option to purchase 3,333 shares of common stock exercisable at $4.875 per share and each person who became a director on October 28, 1996 received a grant of an option to purchase 1,666.67 shares of common stock exercisable at $6.75 per share. The latter grants completed the grants that may be made under the Non-Discretionary Option Plan.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information regarding ownership of News Communications' common stock, as of February 25, 1999 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of News Communications, by each person listed in the Summary Compensation Table and by all directors and officers of News Communications as a group.

        The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 6,646,864 shares of common stock outstanding on February 25, 1999.

                                                 Beneficial Ownership        Current Percent
Name and Address                                   of Common Stock               of Class
----------------                                 --------------------        ---------------
Gary Ackerman                                        300,408 (1)                  4.5%
218-14 Northern Boulevard
Bayside, NY  11432

Thomas Allon                                          20,000 (2)                   *
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365

Carl Bernstein                                         1,667 (2)                   *
35 East 84th Street
New York, NY  10028

John Catsimatidis                                     18,333 (2)                   *
823 11th Avenue
New York, NY  10019

Mark Dickstein                                        94,999 (2)(3)               1.4%
120 East End Avenue
New York, NY  10028

Jerry Finkelstein                                    496,501 (2)(4)               7.2%
150 East 58th Street
33rd Floor
New York, NY  10158

Andrew J. Maloney                                     17,667 (2)                   *
1 World Trade Center
New York, NY  10001

Robert E. Nederlander                                 39,333 (2)(3)                *
810 7th Avenue, 21st Floor
New York, NY  10019

Daniel Rattiner                                       56,103 (2)(5)                *
26 Three Mile Harbor
Hog Creek Road
East Hampton, NY  11932

Wilbur L. Ross, Jr.                                  558,102 (2)(3)(6)            8.0%
1251 Avenue of the Americas
New York, NY  10020

Michael Schenkler                                    248,901 (2)(7)               3.7%
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365

Andrew J. Stein                                       60,000 (2)                   *
625 Madison Avenue
New York, NY  10022

Sy Syms                                               61,667 (2)(3)                *
Syms Way
Secaucus, NJ  07094

Arthur Tarlow                                         26,572 (2)                   *
1505 Kellum Place
Mineola, NY  11501

Hillel Weinberger                                    223,667 (2)(3)               3.3%
667 Madison Avenue
New York, NY  10021

Melvyn I. Weiss                                    1,112,857 (2)(3)(8)           16.6%
One Pennsylvania Plaza
New York, NY  10119

J. Morton Davis                                    2,439,909 (9)                 35.6%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

All Directors and Executive Officers as a Group    2,175,317 (10)                29.2%
(15 persons)

-----------------------

*    Less than one percent.

(1) Includes 1,779 shares owned by Mr. Ackerman's children for whom Mr. Ackerman is custodian.

(2) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Bernstein--1,667; Mr. Allon--20,000; Mr. Catsimatidis--18,333; Mr. Dickstein--28,333; Mr. Finkelstein--232,500; Mr. Maloney--17,667; Mr. Nederlander--15,000; Mr. Rattiner--11,667; Mr. Ross--121,667; Mr. Schenkler--47,500; Mr.
     Stein--43,333; Mr. Syms--28,333; Mr. Tarlow--22,500; Mr.
     Weinberger--33,667; Weiss--26,667.

(3) Includes the following numbers of shares issuable upon conversion of shares of $10 convertible preferred stock: Mr. Dickstein--33,333;
     Mr. Nederlander--16,667; Mr. Ross--66,667; Mr. Syms--33,333; Mr.
     Weinberger--40,000; Weiss--33,334

(4)  Includes
       (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and
       (b) 66,667 shares owned by Mr. Finkelstein's wife.

(5)  Includes
       (a) 167 shares owned by Mr. Rattiner's wife and
       (b) 600 shares issuable upon conversion of our 10% preferred stock.

(6)  Does not include
       (a) 16,667 shares owned by Rothschild Inc.
       (b) 16,667 shares issuable upon conversion of shares of $10 convertible preferred stock owned by Rothschild North America Inc. ("RNA"), and
       (c) 13,333 shares issuable upon exercise of warrants owned by RNA.
           Mr. Ross disclaims beneficial ownership of all of such shares. Includes 100,000 shares issuable upon exercise of warrants owned by the Rothschild Recovery Fund L.P.

(7)  Includes
       (a) 3,000 shares that are issuable upon conversion of our 10% preferred stock and
       (b) 13,678 owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(8)  Includes 160,071 shares owned by the M&B Weiss Family Partnership.

(9)  Includes
       (a) 1,372,303 shares of common stock and warrants to purchase 207,867 hares owned by D.H. Blair Investment Banking Corp., of which
            J. Morton Davis is a director and the sole stockholder,
       (b) 41,276 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife,
       (c)  808,900 shares of common stock owned by Rosalind Davidowitz and
       (d) 9,833 shares of common stock issuable upon exercise of 1,967 shares of $10 convertible preferred stock. Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

(10) Includes shares issuable upon exercise of the options referenced in
     (2) above, conversion of the $10 convertible preferred stock referenced in
     (3) above, conversion of the 10% preferred stock referenced in (7) above, as well as 7,500 shares issuable to Mr. Robert Berkowitz, Chief Financial Officer and Controller of News Communications, upon exercise of presently exercisable stock options.


Item 12.  Certain Relationships and Related Transactions.

        January 12, 1999, Messrs. Ross, Weiss and Davis entered into a Standby Agreement with News Communications in which they agreed to purchase any shares remaining unsold in the rights offering. The Standby Agreement grants each such person certain registration rights that will allow them to register for sale the unsold shares that they purchase during the three-year period following the closing of the rights offering.

        On December 31, 1998, Messrs. Ross, Weiss and Davis each loaned News Communications $400,000, for a total of $1,200,000. In consideration for the loans, each such person received a promissory note from News Communications in the principal amount of $400,000, payable on February 28, 1999, at an interest rate equal to the prime lending rate then in effect, plus 1%. We used $750,000 of the loans to repay the line of credit from Chase Manhattan Bank, N.A. and intend to use the remainder for working capital.

        News Communications has the option, in certain circumstances, to acquire Mr. Rattiner's shares in DPI. In addition, Mr. Rattiner can require News Communications to purchase his 20% interest in DPI at any time for a price equal to 20% of DPI's retained earnings, if any, plus the greater of $200,000 or 20% of DPI's gross collected revenues, after deduction of advertising agency commissions, for the full fiscal year prior to the year in which notice is given.

        DPI leases from Mr. Rattiner 1,910 square feet of office space at an annual rate of $38,200, plus cost-of-living adjustments, in a building on Montauk Highway, Bridgehampton, New York, for a term of ten years terminating in October 2008. Pursuant to the lease, News Communications has agreed to an increased rental amount if Mr. Rattiner expands the building. DPI has the option to renew the lease for one additional 5 year term.

        Rothschild Inc., of which Wilbur L. Ross, Jr. is Senior Managing Director, and of which Sydney Gruson, a deceased former director of News Communications, was Senior Advisor, furnished investment banking services to News Communications in connection with the issuance and sale of our $10 convertible preferred stock and associated warrants. In consideration for such services, we issued Rothschild Inc. 16,668 shares of common stock, valued at $6.00 per share.

        On November 5, 1997, DPI and News Communications entered into the Rothschild Recovery Fund Loan Agreement with Rothschild Recovery Fund L.P. pursuant to which DPI borrowed $1,500,000 from Rothschild Recovery Fund pursuant to a promissory note bearing interest payable monthly at the rate of 9.75% per annum and with a maturity date of December 31, 1998. The maturity date of the loan has been extended to January 31, 2000. The note is secured by a lien on all of DPI's assets and is guaranteed by News Communications. In addition, in connection with the execution of the Rothschild Recovery Fund Loan Agreement, we issued to Rothschild Recovery Fund a five-year warrant to purchase 100,000 shares of our common stock at an initial exercise price of $6.75 per share, subject to adjustment. Wilbur L. Ross, Jr. is Chairman of Rothschild Recovery Fund.

         In May 1996, News Communications, Tribco and Access obtained a $1,000,000 loan from D. H. Blair Investment Banking Corp., one of our principal stockholders. The loan is repayable on June 21, 1999 and bears interest at the rate of 8.5% per annum payable quarterly. The loan is secured by a security interest granted by the borrowers to D.H. Blair Investment Banking Corp. on all of their personal property and fixtures and by a pledge made by News Communications to D.H. Blair Investment Banking Corp. of all of the outstanding common stock of Tribco and Access. As additional consideration for the loan, we issued D.H. Blair Investment Banking Corp. a five-year warrant to purchase 66,667 shares of our common stock at an initial exercise price of $7.50 per share, subject to adjustment.

         Effective May 17, 1996, News Communications entered into an agreement with D.H. Blair Investment Banking Corp. pursuant to which D.H. Blair Investment Banking Corp. was engaged as a non-exclusive financial advisor and investment banker to News Communications. As an inducement to D.H. Blair Investment Banking Corp.'s providing such services, we issued D.H. Blair Investment Banking Corp. a five-year warrant to purchase 133,000 shares of our common stock at an initial exercise price of $7.50 per share, subject to adjustment.

        Gristede's and Red Apple Markets, supermarket chains that are owned by Red Apple Group, Inc., of which Mr. Catsimatidis is Chairman, and Sloan's Supermarkets, Inc., of which Mr. Catsimatidis is Chairman, advertise in various of our publications and also utilize various of our printing services. Such advertising and printing services are charged at our standard rates and totaled approximately $44,750 during the fiscal year ended November 30, 1998.

        The transactions described above are on terms as favorable to News Communications as those that could have been obtained from independent third parties and arms-length negotiations.


Item 13.  Exhibits, List and Reports on Form 8-K.

        (a)    Exhibits

                                                                  Incorporated by   Exhibit No. in
  Exhibit                                                          Reference from     Referenced
  Number                         Description                        Document (1)       Document

   3.1       Articles of Incorporation of the company  (formerly         A                3.1
             known as Applied Resources, Inc.), filed with the
             Secretary of State of the State of Nevada on May 20,
             1986.

   3.1.1     Certificate of Amendment of the Articles of                 A                3.1.1
             Incorporation of the company, filed with the
             Secretary of State of the State of Nevada on
             December 8, 1987.

   3.1.2     Certificate of Amendment of the Articles of                 B                3.1.2
             Incorporation of the company, filed with the
             Secretary of State of Nevada on August 16, 1990.

   3.1.3     Certificate of Amendment of the Articles of                 C                3.1.3
             Incorporation of the company, filed with the
             Secretary of the State of Nevada on July 26, 1994.

   3.2       By-Laws of the company (as amended and restated).           C                3.2.1

   4.1       Form of Common Stock Certificate.                           B                4.1

   4.2       Form of 10% Preferred Stock Certificate.                    B                4.2

   4.2.1     Resolution of Board of Directors  fixing the terms          B                4.2.1
             of the 10% Convertible Preferred Stock.

   4.2.2     Resolution of Board of Directors  fixing the terms          C                4.2.2
             of the 8% Convertible Preferred Stock.

   4.2.3     Certificate of Amendment of Certificate of                  C                4.2.4
             Designation of 8% Convertible Preferred Stock.

   4.2.4     Resolution of Board of Directors fixing the terms           C                4.2.3
             of the 12% Convertible Preferred Stock.

   4.2.5     Certificate of Designation of 12% Convertible               L                4.2.5
             Preferred Stock

   4.2.6     Certificate of Designation of $10 Convertible               H               10.33
             Preferred Stock (included as part of Exhibit
             10.21).

   4.3       Form of Rights Certificate                                  L                4.3

   4.4       Form of Promissory Note, dated as of December 31,           L                4.4
             1998, between the company and each of Messrs.
             Ross, Weiss and Davis.

  10.1       1987 Stock Option Plan of the company, as amended.          G               10.1.1

  10.2       Discretionary Directors and Officers Stock Option           C               10.2.1
             Plan.

  10.3       Non-discretionary Directors Stock Option Plan.              C               10.2.2

  10.4       Stockholders' Agreement, dated as of October 13,            D                2.1
             1988, between Daniel Rattiner and the company.

  10.5       Agreement of Lease, dated October 31, 1988,                 D                2.4
             between Daniel Rattiner and DP Acquisition Corp.,
             as to building known as Dan's Papers,  Ltd. Located
             on Montauk Highway, Bridgehampton, New York.

  10.6       Amendment of Lease, dated October 31, 1998,                 L               10.6
             between Dan's Paper's Inc. (f/k/a D.P. Aquisition,
             Inc.) and Daniel Rattiner.

  10.7       Letter dated November 22, 1996 from the company to          J               10.4.4
             Daniel Rattiner regarding exercise of option to
             purchase stock of Dan's Papers, Ltd.

  10.8       Employment and Stockholders' Agreement dated as of          K               10.4.5
             November 25, 1997 by and between the company and
             Daniel Rattiner

  10.9       Employment Agreement, dated as of October 15,               F               10.7.3.1
             1994, between Michael Schenkler and the company.

  10.10      Amended and Restated Employment Agreement, dated            J               10.7.4.1
             October 28, 1996, between Jerry Finkelstein and
             the company.

  10.11      Stock Option Agreement dated September 1, 1993,             C               10.11
             between Jerry Finkelstein and the company.

  10.12      Letter Agreement, dated June 15, 1990, between              B               10.21
             Dan's Papers, Inc. and Dan's Papers, Ltd.

  10.13      Lease for space at 174-15 Horace Harding                    B               10.25
             Expressway, Fresh Meadows, New York.

  10.14      Agreement of Lease dated January 28, 1993, between          E               10.24
             Furcraft Associates, Inc. and the company.

  10.15      Agreement dated May 17, 1996 between D.H. Blair             H               10.28
             Investment Banking Corp.("Blair") and the company.

  10.16      Loan Agreement dated May 21, 1995 among Blair, the          H               10.29
             company, Tribco Incorporated ("Tribco") and Access
             Network Corp. ("Access").

  10.17      Waiver Agreement dated October 19, 1998, between            L               10.17
             Blair, the company, Tribro and Access regarding
             Loan Agreement dated May 21, 1996.

  10.18      $1,000,000 Promissory Note dated May 21, 1996               H               10.30
             issued by the company, Tribco and Access to the
             order of Blair.

  10.19      Warrant dated May 17, 1996, to purchase 400,000             H               10.31
             shares of the company's common stock issued by the
             company to Blair.

  10.20      Warrant dated May 21, 1996, to purchase 200,000             H               10.32
             shares of the company's common stock issued by the
             company to Blair.

  10.21      Form of Subscription Agreement made as of October           H               10.33
             4, 1996 among the company and persons designated
             therein as "Purchasers," including Exhibit 1
             thereto, form of Certificate of Designation of
             $10.00 Convertible Preferred Stock, and Exhibit 2
             thereto, form of Warrant.

  10.22      Loan Agreement dated as of November 5, 1997 by and          K               10.34
             between Rothschild Recovery Fund L.P. and Dan's
             Papers, Inc. and the company.

  10.23      Waiver Agreement dated October 6, 1998, between             L               10.23
             Rothschild Recovery Fund L.P., Dan's Papers, Inc.
             and the company regarding Loan Agreement dated
             November 5, 1997.

  10.24      Program Services Agreement dated as of April 11,            K               10.36
             1997, between M.B.C. Incorporated and the company.

  10.25      Form of Standby Agreement dated January 12, 1998            L               10.25
             among the company, Wilbur L. Ross, Jr., Melvyn I.
             Weiss and J. Morton Davis, as amended.

  11         Statement re: Computation of Per Share Earnings             *                 *

  16.1     Letter from Moore Stephens, P.C., dated March 4,              I               16.2
           1997.

  21       Subsidiaries of the company.                                  K                22

  24       Power of Attorney (included on signature page)                *                 *

  27       Financial Data Schedule                                       *                 *


Notes:

A   Annual Report of the company on Form 10-K for the year ended November 30,
    1987.
B   Registration Statement of the company on Form S-1, No. 33-35484.
C   Registration Statement of the company on Form S-1, No. 33-46467.
D Current Report of the company on Form 8-K relating to events occurring on October 31, 1988.
E Annual Report of the company on Form 10-KSB for the year ended November 30, 1992.
F   Annual Report of the company on Form 10-KSB for the year ended November
    30, 1994.
G   Annual Report of the company on Form 10-KSB for the year ended
    November 30, 1995.
H Quarterly Report of the company on Form 10-QSB for the quarter ended August 31, 1996.
I Current Report of the company on Form 8-K/A relating to event occurring on February 3, 1997.
J Annual Report of the company on Form 10-KSB/A for the year ended November 30, 1996.
K   Annual Report of the company on Form 10-KSB for the year ended November
    30, 1997.
L Registration Statement on Form SB-2 (Registration No. 333-67407), declared effective by the SEC on January 14, 1999.

*   Filed herewith.

        (b) Reports on Form 8-K.

        One Report on Form 8-K, and amendments to such 8-K, was filed by News Communications during the quarter ended November 30, 1998. The Form 8-K was for an October 9, 1998 date of event and reported the change in News Communications' accountants. See "Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" for detailed information about this change in accountants.

                 News Communications,
                   Inc. and Subsidiaries
                     Consolidated Financial Statements

                     Years Ended November 30, 1998 and 1997

                   NEWS COMMUNICATIONS, INC. and SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                Page
                                                                                ----
Reports of Independent Accountants........................................      F-2-3

Consolidated Balance Sheet as of November 30, 1998........................        F-4

Consolidated Statements of Operations for the years ended
        November 30, 1998 and 1997........................................        F-5

Consolidated Statements of Stockholder's Equity for the years
        ended November 30, 1998, 1997 and 1996............................      F-6-7

Consolidated Statements of Cash Flows for the years ended
        November 30, 1998 and 1997........................................        F-8

Notes to Consolidated Financial Statements................................     F-9-30

Independent Auditors' Report


Board of Directors and Stockholders of
News Communications, Inc.

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Communications, Inc. and Subsidiaries as of November 30, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                   BDO Seidman, LLP


New York, New York

February 12, 1999, except for the
rights offering discussed in Note 18,
which is as of February 22, 1999

Independent Auditors' Report


Board of Directors and Stockholders of
News Communications, Inc.

We have audited the balance sheet and the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended November 30, 1997 of News Communications, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet, results of operations and cash flows of News Communications, Inc. and Subsidiaries for the year ended November 30, 1997, in conformity with generally accepted accounting principles.


                                            PricewaterhouseCoopers, LLP


New York, New York
May 15, 1998

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                                      Consolidated Balance Sheet


 November 30, 1998
 ------------------------------------------------------------------------------------------------
 Assets
 Current:
 Cash                                                                          $   123,621
 Accounts receivable, net of allowance for doubtful accounts of $1,690,502       3,255,936
 Due from related parties                                                           26,417
 Other                                                                             276,932
 ------------------------------------------------------------------------------------------------
 Total current assets                                                            3,682,906
 Investment in unconsolidated entities                                             167,606
 Property and equipment, net                                                       364,972
 Intangible assets, net                                                          3,176,262
 Other, net                                                                         44,478
 ------------------------------------------------------------------------------------------------
                                                                               $ 7,436,224
 ================================================================================================

 Liabilities and Stockholders' Deficit
 Current liabilities:
 Accounts payable                                                              $ 1,659,960
 Accrued expenses                                                                1,681,034
 Note payable                                                                      750,000
 Due to related party                                                            1,402,438
 Unearned revenue                                                                  194,787
 ------------------------------------------------------------------------------------------------
 Total current liabilities                                                       5,688,219
 Related party - long-term debt                                                  1,500,000
 ------------------------------------------------------------------------------------------------
 Total liabilities                                                               7,188,219
 ------------------------------------------------------------------------------------------------
 Minority interest                                                                 460,074
 ------------------------------------------------------------------------------------------------
 Commitments and contingencies
 Stockholders' deficit:
 Preferred stock, $1.00 par value; 500,000 shares authorized; 220,340 shares       220,340
 issued and outstanding; $2,444,000 aggregated liquidation value
 Common stock, $.01 par value; authorized 100,000,000 shares; 2,792,000             27,919
 shares issued and outstanding
 Paid-in capital - preferred stock                                               2,257,025
 Paid-in capital - common stock                                                 14,499,108
 Deficit                                                                       (16,807,732)
 ------------------------------------------------------------------------------------------------
                                                                                   196,660
 Less:   Treasury stock (50,333 common shares) - at cost                           408,729
 ------------------------------------------------------------------------------------------------
 Total stockholders' deficit                                                     (212,069)
 ------------------------------------------------------------------------------------------------
                                                                               $ 7,436,224
 ================================================================================================

                  See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                           Consolidated Statements of Operations


 Year ended November 30,                                         1998               1997
 ------------------------------------------------------------------------------------------------
 Net revenues                                                  $ 17,822,070      $ 17,523,952
 ------------------------------------------------------------------------------------------------
 Operating expenses:
    Salaries, benefits and outside labor costs                    9,787,867         8,880,694
    Direct mechanical costs                                       5,658,234         5,683,638
    General and administrative                                    2,788,938         2,672,444
    Provision for doubtful accounts                                 699,269         1,013,904
    Rent, occupancy and utilities                                   881,291           842,735
 ------------------------------------------------------------------------------------------------
 Total operating expenses                                        19,815,599        19,093,415
 ------------------------------------------------------------------------------------------------
 Loss from operations                                            (1,993,529)       (1,569,463)
 Interest expense                                                  (322,970)         (200,948)
 ------------------------------------------------------------------------------------------------
 Loss before minority interest and equity in loss of
     Unconsolidated entities                                     (2,316,499)       (1,770,411)
 Less:  Minority interest in income of subsidiary                   178,600           167,246
 Less:  Equity in loss from unconsolidated entities                 216,636            30,000
 ------------------------------------------------------------------------------------------------
 Loss from continuing operations                                 (2,711,735)       (1,967,657)
 Loss from discontinued operations                                       --          (730,585)
 Loss on disposal from discontinued operations                           --          (255,973)
 ------------------------------------------------------------------------------------------------
 Net loss                                                      $ (2,711,735)     $ (2,954,215)
 ================================================================================================
 Loss per common share:
 Basic and diluted:
 Continuing operations                                         $      (1.01)     $       (.72)
 Discontinued operations                                                 --              (.36)
 ------------------------------------------------------------------------------------------------
                                                               $      (1.01)     $      (1.08)
 ================================================================================================
 Weighted average number of common shares
 Outstanding                                                      2,721,670         2,710,918

                   See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                       Consolidated Statements of Stockholders' Equity (Deficit)

 Years ended November 30, 1997 and 1996
 --------------------------------------------------------------------------------------------------
                                                         Paid-in                         Paid-in
                                                        capital-                         capital-
                                                        preferred                        common
                                    Preferred stock       stock        Common stock       stock
                                  -------------------               -----------------
                                    Shares    Amount                 Shares    Amount
 ---------------------------------------------------------------------------------------------------
 Balance, November 30, 1996        200,449  $200,449   $2,201,690  2,679,346  $26,793  $14,116,239

 Stock issued in connection
 with exercise of C warrants             -         -            -     30,182      302      141,119

 Stock issued in connection
 with purchase of Nassau
 Newspapers                              -         -            -      5,333       53          (53)

 Conversion of 8%
 convertible preferred stock          (103)     (103)    (102,897)    16,349      163      102,837

 Warrants issued in
 connection with long-term
 debt                                    -         -            -          -        -       91,800

 Conversion of 10%
 convertible preferred stock            (6)       (6)     (21,768)     3,600       36       21,738

 Stock issued as preferred
 dividends                               -         -            -      2,600       26       12,974

 Dividends on preferred stock            -         -            -          -        -            -

 Net loss                                -         -            -          -        -            -
 ---------------------------------------------------------------------------------------------------
 Balance, November 30, 1997        200,340  $200,340   $2,077,025  2,737,410  $27,373  $14,486,654
 ---------------------------------------------------------------------------------------------------
 Years ended November 30, 1997 and 1996
 ------------------------------------------------------------------------------
                                                                    Total
                                                     Treasury   stockholders'
                                         Deficit       stock       equity
                                                                  (deficit)

 -----------------------------        -----------------------------------------
 Balance, November 30, 1996           $(11,047,235) $(408,729)   $ 5,089,207

 Stock issued in connection
 with exercise of C warrants                     -          -        141,421

 Stock issued in connection
 with purchase of Nassau
 Newspapers                                      -          -              -

 Conversion of 8%
 convertible preferred stock                     -          -              -

 Warrants issued in
 connection with long-term
 debt                                            -          -         91,800

 Conversion of 10%
 convertible preferred stock                     -          -              -

 Stock issued as preferred
 dividends                                 (13,000)         -              -

 Dividends on preferred stock              (35,426)         -        (35,426)

 Net loss                               (2,954,215)         -     (2,954,215)
 -----------------------------        -----------------------------------------
 Balance, November 30, 1997           $(14,049,876) $(408,729)   $ 2,332,787
 -----------------------------        -----------------------------------------

                   See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                       Consolidated Statements of Stockholders' Equity (Deficit)

 Years ended November 30, 1997 and 1997
 --------------------------------------------------------------------------------------------------
                                                         Paid-in                         Paid-in
                                                        capital-                         capital-
                                                        preferred                         common
                                    Preferred stock       stock        Common stock       stock
                                    ----------------                -----------------
                                    Shares    Amount                 Shares    Amount
 ---------------------------------------------------------------------------------------------------
Balance, November 30, 1997         200,340  $200,340   $2,077,025  2,737,410  $27,373  $14,486,654

Stock issued in connection
with purchase of Nassau
Newspapers                               -         -            -     48,714      487         (487)

Issuance of 10% convertible
preferred stock                     20,000    20,000      180,000          -        -           -

Stock issued as preferred
dividends                                -         -            -      5,876       59      12,941

Dividends on preferred stock             -         -            -          -        -           -

Net loss                                 -         -            -          -        -           -
---------------------------------------------------------------------------------------------------
Balance, November 30, 1998         220,340  $220,340   $2,257,025  2,792,000  $27,919  $14,499,108
---------------------------------------------------------------------------------------------------


 Years ended November 30, 1998 and 1997
--------------------------------------------------------------------------
                                                                Total
                                                             stockholders'
                                                  Treasury      equity
                                      Deficit       stock       (deficit)

-----------------------------------------------------------------------------
 Balance, November 30, 1997        $(14,049,876) $(408,729)  $ 2,332,787

 Stock issued in connection
 with purchase of Nassau
 Newspapers                                   -          -             -

 Issuance of 10% convertible
 preferred stock                              -          -       200,000

 Stock issued as preferred
 dividends                              (13,000)         -             -

 Dividends on preferred stock           (33,121)         -       (33,121)

 Net loss                            (2,711,735)         -    (2,711,735)
 --------------------------------------------------------------------------
 Balance, November 30, 1998        $(16,807,732) $(408,729)   $ (212,069)
 --------------------------------------------------------------------------

                   See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                           Consolidated Statements of Cash Flows

 Year ended November 30,                                              1998            1997
 ------------------------------------------------------------------------------------------------
 Cash flows from operating activities of continuing
 operations:
 Net loss                                                           $(2,711,735)     $(2,954,215)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
 Loss from discontinued operations                                           --          986,558
 Depreciation and amortization                                          485,978          447,462
 Provision for doubtful accounts                                        699,269        1,013,904
 Amortization of debt discount                                           99,329           39,138
 Minority interest                                                      178,600          167,246
 Loss from unconsolidated entities                                      216,636               --
 Changes in assets and liabilities:
 (Increase) decrease in:
 Accounts receivable                                                   (475,936)      (1,227,954)
 Other current assets                                                  (100,194)         (26,614)
 Other assets                                                            30,656           64,471
 Related party receivable                                                 1,196          (13,613)
 Increase (decrease) in:
 Accounts payable                                                     1,033,350          395,509
 Accrued expenses                                                       421,945         (316,076)
 Other current liabilities                                               57,135           15,000
 Related party payable                                                  251,750           91,000
 ------------------------------------------------------------------------------------------------
 Net cash (used in) provided by operating activities of
 continuing operations                                                  187,979       (1,318,184)
 ------------------------------------------------------------------------------------------------
 Cash flows from investing activities of continuing operations:
 Purchase of South Shore Publishers, Inc.                                    --         (421,500)
 Capital expenditures                                                  (139,949)        (102,658)
 Investment in unconsolidated entities                                 (312,000)         (72,242)
 ------------------------------------------------------------------------------------------------
 Net cash used in investing activities of continuing operations        (451,949)        (596,400)
 ------------------------------------------------------------------------------------------------
 Cash flows from financing activities of continuing operations:
 Proceeds from preferred stock                                          200,000               --
 Proceeds from exercise of stock options                                     --          181,090
 Cost of raising capital                                                     --          (39,670)
 Principal payments on notes payable                                   (150,000)        (275,000)
 Dividend on preferred stock                                            (33,121)         (35,426)
 Proceeds from notes payable                                                 --        1,500,000
 ------------------------------------------------------------------------------------------------
 Net cash provided by financing activities of continuing
 operations
 ------------------------------------------------------------------------------------------------
 Net cash used in discontinued operations                               (53,908)        (486,677)
 ------------------------------------------------------------------------------------------------
 Net decrease in cash                                                  (300,999)      (1,070,267)
 Cash, beginning of year                                                424,620        1,494,887
 ------------------------------------------------------------------------------------------------
 Cash, end of year                                                  $   123,621      $   424,620
 ================================================================================================
 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                             $   171,249      $   189,572
 Stock issued as preferred dividend                                      13,000               --
 ===============================================================================================

                   See accompanying notes to consolidated financial statements.

                                                      News Communications, Inc.
                                                               and Subsidiaries


                                     Notes to Consolidated Financial Statements

 1.     Organization and   News Communications, Inc., a Nevada corporation, is
        Industry Segment   primarily engaged, through various wholly-owned and
                           majority-owned subsidiaries, in the publication and
                           distribution of advertiser-supported,
                           community-oriented newspapers. The Company's
                           publishing subsidiaries are Access Network Corp.
                           ("Access"), Manhattan Publishing Corp. ("MPC"),
                           Tribco Incorporated ("Tribco"), Dan's Papers, Inc.
                           ("DPI"), Parkchester Publishing Co., Inc. ("Bronx
                           Press Review"), Nassau Community Newspaper Group,
                           Inc. ("Nassau Newspapers"), Capitol Hill Publishing,
                           Inc. ("Capitol Hill"), Brooklyn Newspaper Publishing,
                           Inc. ("Brooklyn"), West Side Newspaper Corp. ("West
                           Side") and South Shore Publishers, Inc. ("South
                           Shore"). News Communications, Inc. and Subsidiaries
                           (the "Company") function in one industry segment,
                           which is the news publication business. As discussed
                           in Note 17, Manhattan File Publishing, Inc.
                           ("Manhattan File"), the Company's only magazine
                           publishing subsidiary, is presented as a discontinued
                           operation.

 2.     Summary of         Principles of Consolidation - The consolidated
        Significant        financial statements of the Company include the
        Accounting         accounts of the parent company and its wholly-owned
        Policies           and majority-owned subsidiaries. Investments in
                           unconsolidated affiliates which are 50% or less owned
                           are accounted for under the equity method. All
                           intercompany accounts and transactions have been
                           eliminated.

                           Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                           Significant estimates have been made by management with respect to the Company's allowance for doubtful accounts, amortization relating to goodwill and tradenames, among other items. Actual results could differ from those estimates.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Property and Equipment - All expenditures for betterments and additions are capitalized.
                           Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

                                                                                Years
                           ------------------------------------------------------------------
                           Furniture, fixtures and office equipment             5-10
                           Leasehold improvements                         Shorter of useful
                                                                          life of asset or
                                                                           length of lease
                           Computer equipment                                     5
                           Distribution boxes                                     5
                           ------------------------------------------------------------------

                           Tradenames - Tradenames are amortized over ten to twenty years on a straight-line basis.

                           Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis.

                           Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $194,787 at November 30, 1998 represent future advertisements that have been paid for by customers in advance.

                           Direct Mechanical Costs - Production and distribution-related expenses are classified as direct mechanical costs.

                           Seasonality - One of the Company's publications
                           (which generated approximately 24% and 22% of revenues in fiscal 1998 and 1997, respectively) is a resort-area newspaper, that earns a significant portion of its revenue during the summer months.



                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements


                           Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and
                           Eastern Long Island.

                           Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1998, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

                           Earnings Per Common Share - In February 1997, the
                           Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards
                           ("SFAS") No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. This statement, effective for financial statements issued for periods ended after December
                           15, 1997, requires restatement of all prior earnings per share data presented. All periods presented have been restated to comply with the provisions of SFAS
                           No. 128. The exercise of options and warrants were not reflected in diluted earnings per share, since it would be anti-dilutive. Adoption of this statement did not have a material impact on earnings per share.


                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Income Taxes - Income taxes are calculated using the liability method specified by SFAS No. 109
                           "Accounting for Income Taxes." SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

                           Stock-Based Compensation - The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation". Pro forma information regarding net income and earnings per share using the fair value method is required by SFAS
                           No. 123; however, application of SFAS No. 123 would not result in a significant difference from reported net income and earnings per share for the years ended
                           November 30, 1998 and 1997.

                           Long-Lived Assets - Long-lived assets, such as intangibles and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through November 30, 1998.

                           Restatement - The financial statements and related notes have been restated to give retroactive effect to a one-for-three reverse stock split on January 19, 1999.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

 3.     Property and       Major classes of property and equipment as of November 30, 1998
        Equipment and      are as follows:
        Depreciation and
        Amortization

                           -------------------------------------------------------------------
                           Leasehold improvements                             $310,637
                           Computer equipment and software                     480,690
                           Machinery and equipment                              72,807
                           Furniture, fixtures and office equipment            144,401
                           Distribution boxes                                   39,645
                           ------------------------------------------------------------------
                                                                             1,048,180
                           Less:  Accumulated depreciation and                 683,208
                            Amortization
                           ------------------------------------------------------------------
                           Property and equipment, net                        $364,972
                           ------------------------------------------------------------------

                           Depreciation and amortization expense for the years ended November 30, 1998 and 1997 amounted to $166,337 and $172,593, respectively.

 4.     Intangible Assets  A breakdown of intangible assets at November 30, 1998 is as follows

                                           Amortization     Cost    Amortization     Net
                                              period
                                              (years)
                           ------------------------------------------------------------------
                           Goodwill            10-20    $2,624,720   $1,251,334  $1,373,386
                           Tradenames          10-20     2,850,000    1,047,124   1,802,876
                           ------------------------------------------------------------------
                                                        $5,474,720   $2,298,458  $3,176,262
                           ------------------------------------------------------------------

                           Amortization expense of $297,483 and $289,467 was recognized for the years ended November 30, 1998 and 1997, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

 5.     Notes Payable      Short-term note payable at November 30, 1998
                           consisted of a $750,000 loan originally due on
                           January 5, 1998 at the bank's prime rate plus 2
                           percent. The prime rate at November 30, 1998 was 8.5
                           percent. The bank called the loan in a letter dated
                           October 6, 1998 but agreed to forbear through
                           December 31, 1998 in consideration of a $50,000
                           payment and on the condition that the Company
                           continue to keep the interest current. Interest
                           continued to accrue on the loan at the past due rate
                           of 3 percent in excess of the prime rate. The loan
                           was subsequently paid in full in January 1999 from a
                           $1,200,000 loan, payable February 28, 1999, that the
                           Company received from certain stockholders. (See note
                           18.) All of the Company's accounts receivable were
                           pledged as collateral for the loan.

                           Short-term note payable in the amount of $1,000,000 at November 30, 1998 consisted of a promissory note due to a principal shareholder of the Company, which is included in due to related party. The note was originally due on May 21, 1998, but was extended until June 21, 1999. The note has a stated interest rate of 8.5 percent per annum. Interest is payable quarterly commencing July 1, 1996. As additional consideration for the promissory note, in 1996 detachable warrants to purchase 66,667 shares of the Company's common stock at $7.50 per share were issued to the lender and, accordingly, $64,000 of the proceeds of the promissory note were allocated to the detachable warrants and included in additional paid-in capital - common stock. All of the assets of the Company, as well as all of the outstanding common stock of Tribco and Access, are pledged as collateral for the note.

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Long-term note payable in the amount of $1,500,000 at November 30, 1998 consisted of a promissory note due to an affiliate of a principal shareholder and officer of the Company. The note was originally due on December 31, 1998, but was extended until January
                           31, 2000. The note has a stated interest rate of 9.75 percent per annum. Interest is payable monthly commencing December 1, 1997. As additional consideration for the note payable, warrants to purchase 100,000 shares of the Company's common stock at $6.75 per share were issued to the lender and, accordingly, $91,800 of the proceeds of the note were allocated to the warrants in 1997 and included in additional paid-in capital - common stock. The loan was made to DPI, and all of the assets of DPI are pledged as collateral for the note.

  6.    Fair Value of      Statement of Financial Accounting Standards
        Financial          ("SFAS") No. 107, "Disclosures about Fair Value of
        Instruments        Financial Instruments," and SFAS No. 119, "Disclosure
                           about Derivative Financial Instruments and Fair Value
                           of Financial Instruments," require the disclosure of
                           the fair value of financial instruments, both assets
                           and liabilities recognized and not recognized in the
                           consolidated balance sheet, for which it is
                           practicable to estimate fair value. The Company's
                           financial instruments include cash, trade
                           receivables, trade payables and current and long-term
                           debt. The carrying value of the Company's financial
                           instruments approximates fair value. The fair values
                           of cash, net accounts receivable, trade payables and
                           short-term debt approximate cost because of the
                           immediate or short-term maturity of these financial
                           instruments. The fair value of long-term debt is
                           estimated based on discounting expected cash flows at
                           rates currently available to the Company for
                           instruments with similar risks and maturities.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

 7.     Related Parties    Certain Company office facilities are leased from an
                           officer of a subsidiary of the Company. Rental
                           expense amounted to approximately $52,000 and $58,000
                           for the years ended November 30, 1998 and 1997,
                           respectively. The lease commitment is adjusted
                           annually based on the Consumer Price Index as of
                           November. The lease term is for ten years with a
                           renewal option of five years. The original lease term
                           expired on October 31, 1998. A new lease was entered
                           into on October 31, 1998 with the same terms as the
                           original lease.

                           Amounts owed to an officer of a subsidiary of the Company for a bonus and expenses amounted to approximately $160,000 and $150,000 for the years ended November 30, 1998 and 1997, respectively.
                           Amounts due to another officer of the Company for a bonus and expenses amounted to approximately $224,000 and $-0- for the years ended November 30, 1998 and 1997, respectively.

                           As discussed in Note 5, at November 30, 1998, the
                           Company has a short - and long - term note payable due to related parties. For the years ended November
                           30, 1998 and 1997, related interest expense was approximately $231,000 and $85,000, respectively.

                           Revenues from related parties amounted to $44,750 and $25,300 during the years ended November 30, 1998 and 1997, respectively.

 8.     Leases             The Company leases all operating facilities under
                           operating leases expiring through January 2008.
                           Rent expense under operating leases was approximately
                           $513,000 and $541,000 for the years ended November
                           30, 1998 and 1997, respectively.

                           The future minimum payments under noncancelable operating leases consisted of the following at November 30, 1998:

                                      F-16

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Fiscal year ending November 30,               Operating leases
                           ------------------------------------------------------------------
                                      1999                                   $476,764
                                      2000                                    333,271
                                      2001                                    163,283
                                      2002                                    172,189
                                      2003                                     45,979
                                   Thereafter                                 191,000
                           ------------------------------------------------------------------
                                                                           $1,382,486
                           ------------------------------------------------------------------

                           The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

  9.    Commitments and    A subsidiary of the Company has indemnified two
        Contingencies      former employees and a director from adverse
                           judgments and legal fees arising in connection with
                           certain legal actions, except such adverse judgments
                           as may be based on claims that allege or involve
                           wrongful conduct by said former employees and
                           director.

                           The Company has an employment agreement expiring in 2007 with the President of DPI. The agreement stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price Index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits totaling approximately
                           $90,000 annually.

                           The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues (net of agency commissions) for the full fiscal year prior to exercise of the option. At November 30, 1998, the value of the put option based on the aforementioned formula was approximately $1.3 million. The option is related to the 1988 acquisition of DPI by the Company.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           The Company has an employment contract, through October 14, 1999, with its President. The contract stipulates an annual base salary of $150,000 plus bonuses as determined by the Board of Directors.

                           In August 1993, the Chairman of the Board entered into a five-year employment agreement with the Company. In October 1996, the agreement was amended to extend the employment period through August 2003.
                           The agreement calls for an annual salary of $195,000
                           and certain other benefits. Stock options for 100,000 shares of the Company's common stock at an exercise price of approximately $7.14 per share expired on August 31, 1998 were awarded to the Chairman in connection with the agreement. At his request, the Company will also provide the Chairman of the Board with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. The Chairman of the Board may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, amounts of salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

                           The Publisher of Brooklyn has an employment agreement expiring in August 1999. The agreement stipulates an annual salary of $60,000, plus increases and bonuses based upon the net profits (as defined) of Brooklyn.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

10.     Common Stock       At November 30, 1998, the Company has approximately
                           2,375,596 shares of common stock reserved for
                           issuance upon conversion of outstanding preferred
                           stock and exercise of options and warrants. In 1993,
                           the Company purchased a publisher of weekly
                           newspapers for $300,000 in cash and 162,143 shares of
                           stock. The acquisition agreement permitted the
                           issuance of the stock over a three year period ending
                           in 1998. At November 30, 1997 the Company had
                           reserved for the issuance of 48,714 shares of common
                           stock (valued at approximately $320,000) in
                           connection with the Company's 1993 acquisition of the
                           Nassau Newspapers. In March 1998, the shares were
                           issued.

                           In February 1998, the Company distributed 2,600
                           shares of its common stock in payment of a $500 dividend per share due holders as of September 19, 1997 on each of the 26 shares of 10% nonvoting convertible preferred stock.

                           In November 1998, the Company distributed 5,876
                           shares of its common stock in payment of a $500 dividend per share due holders as of September 30, 1998 on each of the 26 shares of 10% nonvoting convertible preferred stock.

11.     Preferred Stock    Preferred stock at November 30, 1998 consisted of the
                           following:

                           ------------------------------------------------------------------
                           10% nonvoting convertible preferred stock,
                           1,250 shares authorized; 26 shares issued and
                           outstanding, $500 per share per annum cumulative
                           dividends, $130,000 liquidation value.                 $    26

                           8% convertible preferred stock, 500 shares
                           authorized, 114 shares issued and outstanding, $80
                           per share per annum cumulative dividends, $114,000
                           liquidation value.                                         114

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements


                           12% convertible preferred stock, 200 shares
                           authorized, 200 shares issued and outstanding, $120
                           per share per annum cumulative dividends, $200,000
                           liquidation value.                                          200

                           $10 convertible preferred stock, 220,000 shares
                           authorized, issued and outstanding, $2,200,000
                           liquidation value.                                      220,000
                           ------------------------------------------------------------------

                           The 10% nonvoting convertible preferred stock is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 600 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

                           The 8% convertible preferred stock and the 12% convertible preferred stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% and 12% convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price of $6.30, which is subject to standard anti-dilution provisions. The 8% and 12% convertible preferred stock have no voting rights except if the Company is in default of four consecutive dividend payments, then holders are entitled to vote.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           During 1997, holders of the Company's 8% convertible preferred stock converted 103 shares into 16,349 shares of common stock and 16,349 five-year warrants to purchase common stock exercisable at $6.30 per share. As a result, common stock at par increased by $163, additional paid-in capital - common stock increased by $102,837, preferred stock at par decreased by $103 and additional paid-in capital - preferred stock decreased by $102,897.

                           During the years ended November 30, 1998 and 1997, cash dividends totaling $33,121 and $35,426, respectively were paid to the holders of the 8% convertible preferred stock and the 12% convertible preferred stock.

                           In October 1996, the Company entered into an agreement with a group of investors to which the Company issued 200,000 shares of a newly designated
                           $10.00 convertible preferred stock and warrants to purchase 266,667 shares of common stock at $6.00 per share (see Note 14) for an aggregate consideration of $2,000,000. In April 1998, the Company entered into an agreement pursuant to which the Company issued
                           20,000 shares of $10.00 convertible preferred stock for an aggregate consideration of $200,000. The holders of $10 convertible preferred stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the Company.

                           Dividends on the $10 convertible preferred stock are noncumulative and are payable at a rate of five times the amount of dividends, if any, per share declared and paid by the Company on its common stock.

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           The holders of the $10 convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 convertible preferred stock may be converted is obtained by dividing $10 by a conversion price. The conversion price is initially set at $6.00, and is subject to adjustments generally for dilution or decline in the market price below $6.00.

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

 12.    Stock-Based        SFAS  No. 123, "Accounting for Stock-Based
        Compensation       Compensation." Establishes financial accounting and
                           reporting standards for employee stock-based
                           compensation plans and to transactions in which an
                           entity issues its equity instruments to acquire goods
                           or services from non-employees. SFAS No. 123
                           encourages, but does not require, companies to record
                           compensation cost for employee stock-based
                           compensation plans at fair value. The Company has
                           elected, as permitted by SFAS No. 123, to account for
                           its employee plans using the intrinsic value based
                           method of accounting prescribed by Accounting
                           Principles Board ("APB") Opinion No. 25. However, pro
                           forma disclosures of net income and earnings per
                           share must be made as if the SFAS No. 123 accounting
                           standard had been adopted. The fair value of options
                           for purposes of the SFAS No. 123 pro forma
                           disclosures has been estimated using a Black-Scholes
                           option pricing model. No options were granted by the
                           Company during 1998 and 1997.

                           Information regarding the Company's stock option plans is as follows:

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Stock Option Plan - The Company has a Stock Option
                           Plan (the "Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and non-qualified stock options to employees, officers and directors of the Company. Under the Plan, a maximum of 366,666 shares of common stock is available for issuance. The option price will be the fair market value (110% of the fair market value for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock) as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. At
                           November 30, 1998 and 1997, 45,000 and 45,555 options
                           were exercisable, respectively. The following is a summary of transactions:

                                                               1998          1997
                           ------------------------------------------------------------
                           Outstanding, beginning of year    45,555        59,722
                           Granted during the year                -             -
                           Terminated during the year          (555)      (14,167)
                           ------------------------------------------------------------
                           Outstanding, end of year (1)      45,000        45,555
                           ------------------------------------------------------------

                           ------------
                           With an exercise price per share ranging from $6.00
                           to $9.38, giving effect to the one-for-ten reverse
                           stock split, which occurred on May 12, 1992, and the
                           one-for-three reverse stock split which occurred on
                           January 19, 1999. The weighted average exercise price
                           at November 30, 1998 was $7.20 share.

                           At November 30, 1998 and 1997, there were 77,222 and
                           76,667 shares (after giving effect to the December
                           15, 1995 amendment to the stock option plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants.

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                      Notes to Consolidated Financial Statements

                           Directors and Officers Stock Option Plan - On August
                           17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option
                           Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 666,667 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods
                           (generally five years) and, under certain conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and nonincentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended November 30, 1998 and 1997.

                           On August 17, 1993, the Board also adopted a
                           Non-Discretionary Directors Stock Option Plan (the
                           "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase
                           10,000 shares of common stock at the market price on the date of the grant. The Non-Discretionary Option
                           Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. The maximum number of options authorized pursuant to the Plan amounts to 166,667 which were granted as of November 30, 1996.

                           The following is a summary of transactions relating to the Discretionary Option Plan:

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements


                                                               1998          1997
                           ------------------------------------------------------------
                           Outstanding, beginning of year   706,833       706,833
                           Granted during the year                -             -
                           ------------------------------------------------------------
                           Outstanding, end of year (1)     706,833       706,833
                           ------------------------------------------------------------

                           ------------
                           (1) With an exercise price per share ranging from
                           $3.75 to $8.07. The weighted average exercise price
                           at November 30, 1998 was $6.63 per share.

13.     Stock Warrants     At November 30, 1998, the Company has 494,667 of
                           common stock reserved for issuance upon exercise of
                           warrants. Information regarding the Company's
                           warrants outstanding is as follows:

                           Non-Redeemable Warrants - At November 30, 1998 and
                           1997, the Company had outstanding 600,000 and 628,333 non-redeemable warrants, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $4.14 to $9.00 per share. The warrants are all currently exercisable and expire on the following dates:

                                     Number of warrants                Expiration date
                           ------------------------------------------------------------------
                                            33,333                        May 1999
                                           200,000                        May 2001
                                           266,667                        October 2001
                                           100,000                        November 2002
                           ------------------------------------------------------------------

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           There were no exercises of non-redeemable warrants during the years ended November 30, 1998 and 1997.
                           All of the warrants that expire May 2001 were issued to a principal shareholder of the Company, of which 66,667 were issued in connection with a promissory note (see Note 5) and 133,333 were issued as consideration for consulting services. The 266,667 warrants expiring in October 2001 were issued with the $10 convertible preferred stock (see Note 11).
                           All of the warrants that expire November 2002 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note
                           (see Note 5).

14.     Income Taxes       The Company has a deferred tax asset amounting to
                           approximately $5,000,000 at November 30, 1998,
                           principally relating to net operating loss
                           carryforwards and a basis difference in the carrying
                           amount of trade accounts receivable for financial
                           reporting purposes and the amount used for income tax
                           purposes. The Company recorded a valuation allowance
                           amounting to the entire deferred tax asset balance
                           due to the Company's financial condition, its lack of
                           a history of consistent earnings, and possible
                           limitations on the use of carryforwards giving rise
                           to uncertainty as to whether the deferred tax asset
                           is realizable. No amount of current or deferred
                           federal or state income tax is presented.

                           As of November 30, 1998, the Company had net operating loss income tax carryforwards of approximately $8.7 million, which expire in the years
                           2004 through 2018.

 15.    Recent Accounting  The FASB issued the following additional standards.
        Standards          These standards principally relate to presentation
                           and disclosure items. While not required to be
                           adopted by the Company until 1999 or later, the
                           Company does not anticipate that the standards will
                           have a material impact on the Company's financial
                           statement presentation or footnote disclosures:

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           SFAS No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.
                           Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                           SFAS No. 131, "Disclosure about Segments of an
                           Enterprise and Related Information," which supersedes
                           SFAS No. 14, "Financial Reporting for Segments of a
                           Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of and enterprises about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

                           Both SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           In June 1998, the FASB issued SFAS No. 133,
                           "Accounting for Derivative Instruments and Hedging
                           Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June
                           15, 1999.

                           Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                           In March 1998, the Accounting Standards Executive
                           Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for
                           Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The pronouncement will not have a material impact on the Company.

16.     Acquisitions       On November 26, 1997, the Company  acquired all of
                           the outstanding stock of South Shore Publishers, Inc.
                           for approximately $421,500. In accordance with the
                           terms of the agreement, the Company is entitled to an
                           adjustment of purchase price if certain net working
                           capital requirements are not met as of the
                           acquisition date. The entire purchase price was
                           allocated to intangible assets and is being amortized
                           over an average period of 15 years.

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

                           In 1997, the Company acquired 50 percent of the outstanding stock of New York Blade News, Inc.
                           ("NYBN") for approximately $100,000. The New York
                           Blade began publishing in October 1997 under the terms of a letter agreement between the Company and the owner of the remaining 50 percent interest in NYBN.

 17.    Discontinued       In August 1997, the Company adopted a plan to
        Operations         discontinue the Manhattan File glossy magazine
                           business. Accordingly, operating results have been
                           reclassified and reported in discontinued operations.
                           Net liabilities of Manhattan File consist mainly of
                           accounts receivable and accounts payable. On February
                           26, 1998, the Company entered into an agreement
                           whereby it sold 80 percent of the outstanding shares
                           of Manhattan File (retaining 10 percent) to the
                           holder of the remaining 10 percent of the shares. The
                           Company's remaining 10% interest was deemed to have
                           minimal value and was, therefore, written off as part
                           of this transaction. In accordance with the terms of
                           the agreement, the only consideration to be received
                           by the Company is any excess of accounts receivable,
                           at the closing date, collected in excess of payments
                           of accounts payable that existed at the closing date.
                           The estimated loss on the sale of Manhattan File,
                           which includes operating losses until disposal, is
                           approximately $256,000. Revenues from Manhattan File
                           amounted to approximately $1,582,000 for the year
                           ended November 30, 1997.

                                                       News Communications, Inc.
                                                                And Subsidiaries


                                      Notes to Consolidated Financial Statements

18.     Subsequent Events  The  Company's common stock is listed on the Nasdaq
                           SmallCap Market. The Company had been advised by The
                           Nasdaq Stock Market, Inc. ("Nasdaq") that the Company was not in compliance with Nasdaq's new net tangible assets/market capitalization/net income requirements for companies listed on the Nasdaq Small Cap Market which became effective on February 23, 1998, and that Nasdaq intended to delist the Company's securities from the Nasdaq Small Cap Market as of the close of business on March 16, 1998. The Company had received a temporary exception to the new requirements and a temporary stay of delisting pending a hearing. The
                           Company submitted a written plan to Nasdaq describing the Company's aims to achieve and maintain compliance with the new requirements. Such plan contemplated one-for-three reverse stock split of the Company's
                           Common Stock and a rights offering of approximately
                           3,833,333 shares at $1.50 per share for total offering proceeds of approximately $5,750,000 which was consummated on February 22, 1999. To the extent all or a portion of the shares were not subscribed to, certain principal shareholders of the Company purchased any unsold shares. The Company intends to use a portion of the proceeds to pay down a $1,200,000 loan from stockholders received subsequent to year end. (See note 5.)

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NEWS COMMUNICATIONS, INC.


                                               By  /s/ Wilbur  L. Ross, Jr.
                                                  ------------------------------
                                                   Wilbur L. Ross, Jr., Chief
                                                   Executive Officer

        Each person whose signature appears below hereby constitutes and appoints either Wilbur L. Ross or Michael Schenkler his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

        In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


        Signature                                    Title                        Date


/s/ Wilbur L. Ross, Jr.              Director and Chief Executive Officer   February 26, 1999
-------------------------------      (Principal Executive Officer)
Wilbur L. Ross, Jr.

                                     Director                               February 26, 1999
-------------------------------
Jerry Finkelstein

/s/ Michael Schenkler                Director                               February 26, 1999
-------------------------------
Michael Schenkler

/s/ Robert Berkowitz                 Controller (Principal Financial and    February 26, 1999
-------------------------------      Accounting Officer)
Robert Berkowitz

/s/ Gary Ackerman                    Director                               February 26, 1999
-------------------------------
Gary Ackerman

                                     Director                               February 26, 1999
-------------------------------
Carl Bernstein


                                     Director                               February 26, 1999
-------------------------------
John Catsimatidis

/s/ Mark Dickstein                   Director                               February 26, 1999
-------------------------------
Mark Dickstein

/s/ Andrew J. Maloney                Director                               February 26, 1999
-------------------------------
Andrew J. Maloney

                                     Director                               February 26, 1999
-------------------------------
Robert E. Nederlander

                                     Director                               February 26, 1999
-------------------------------
Andrew J. Stein

                                     Director                               February 26, 1999
-------------------------------
Sy Syms

/s/ Arthur Tarlow                    Director                               February 26, 1999
-------------------------------
Arthur Tarlow

/s/ Hillel Weinberger                Director                               February 26, 1999
-------------------------------
Hillel Weinberger