Form 10QSB
period 1999-02-28
NEWS COMMUNICATIONS INC
filed 1999-04-14
CIK 794487

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - February 28, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                               ---------------    -----------------

                         Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                           13-3346991
----------------------------                   --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          174-15 Horace Harding Expwy., Fresh Meadows, New York 11365
          -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 357-3380
                                ---------------
                          (Issuer's telephone number)


                 (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes         No
                                                    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of April 9, 1999:   6,575,000 shares $ .01 par value common stock.

  Transitional Small Business Disclosure Format  (check one)  Yes      No   X
                                                                  ----    ----

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                   PAGE
PART I.               Financial Information

  Item 1.             Financial Statements

                      Unaudited Consolidated Balance Sheet
                      at February 28, 1999..  .................................      3

                      Unaudited Consolidated Statements of
                      Operations for the three months ended
                      February 28, 1999 and February 28, 1998..................      5

                      Unaudited Consolidated Statements of Cash
                      Flows for the three months ended
                      February 28, 1999 and February 28, 1998..................      6

                      Notes to Consolidated Financial Statements...............      8

  Item 2.             Management's Discussion and Analysis
                      or Plan of Operation.....................................     10

PART II.              Other Information........................................     12

  Item 1.             Legal Proceedings........................................     12

  Item 2.             Changes in Securities and Use of Proceeds................     12

  Item 6.             Exhibits and Reports on Form 8-K.........................     12

Signatures.....................................................................     13


                                 PART I-ITEM 1

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1999
                                  (UNAUDITED)

Assets:
Current Assets:
  Cash                                                          $ 3,822,759
  Accounts receivable - net of allowance for
    doubtful accounts of $1,462,620                               2,993,034
  Due from related parties                                           44,241
  Other                                                              82,509
                                                                -----------


  Total Current Assets                                            6,942,543

Investment in unconsolidated subsidiaries                           163,709
Property and equipment at cost- net                                 333,940
Intangible assets - net                                           3,111,420
Other - net                                                         103,284
                                                                -----------

  Total Assets                                                  $10,654,896
                                                                ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1999
                                  (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                              $  1,402,459
  Accrued expenses                                                                 1,646,004
  Due to related parties                                                           1,392,438
  Unearned revenue                                                                   195,384
                                                                                ------------

  Total current liabilities                                                        4,636,285
                                                                                ------------

 Related party - long term debt                                                    1,500,000
                                                                                ------------

  Minority interest                                                                  460,074
                                                                                ------------

Stockholders' Equity:
 Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized: 220,340 shares
  Issued and Outstanding: $2,444,000 aggregate liquidation value                     220,340

 Common Stock, $.01 Par Value; Authorized 100,000,000
 Shares; 6,575,000 Shares Issued and Outstanding                                      65,750

  Paid-in-Capital Preferred Stock                                                  2,257,025

  Paid-in-Capital Common Stock                                                    19,816,743

  (Deficit)                                                                      (17,892,592)
                                                                                ------------

   Total                                                                        $  4,467,266
   Less: Treasury Stock, 50,333 Shares - At Cost                                    (408,729)
                                                                                ------------

Total Stockholders' Equity                                                         4,058,537
                                                                                ------------

 Total Liabilities and Stockholders' Equity                                     $ 10,654,896
                                                                                ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Three Months Ended February 28,
                                            -------------------------------
                                            1999                      1998
                                            ----                      ----
                                                      Unaudited
                                                      ---------
Net Revenues                                $  3,280,690         $3,418,997
                                            ------------         ----------

Expenses:
 Direct Mechanical Costs                       1,198,902          1,154,141
 Salaries, Benefits and
    Outside Labor Costs                        2,179,919          2,255,956
 Rent, Occupancy & Utilities                     218,040            210,320
 Provisions for Doubtful Accounts                 68,000             79,500
 General and Administrative                      591,821            612,947
                                            ------------         ----------

 Total Expenses                                4,256,682          4,312,864
                                            ------------         ----------

Operating Income (Loss) Before Interest
 Expense and Interest Income                    (975,992)          (893,867)

Interest Expense                                 100,589             80,367
                                            ------------         ----------

Net (Loss)                                   ($1,076,581)        $ (974,234)
                                            ============         ==========

Net (Loss) Per Share - Basic and Diluted           $(.36)             $(.36)
                                            ============         ==========

Weighted Average Shares
Outstanding                                    2,997,223          2,711,433
                                            ============         ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended February 28,
                                                          ---------------------------------
                                                             1999                      1998
                                                             ----                      ----
                                                                    Unaudited
                                                                    ---------
Cash Flows from Operating Activities:
  Net (Loss)                                              ($1,076,581)            $(974,234)
  Adjustments to Reconcile Net
     (Loss) to Net Cash Provided
     by Operating Activities:
    Depreciation and Amortization                             104,314               106,628
   Provision for Doubtful Accounts                             68,000                79,500
    Gain (Loss) from Unconsolidated Entities                    3,897              (118,996)

 Changes in Assets and Liabilities:
    (Increase) Decrease in:
     Accounts Receivable                                      194,901               275,182
     Other Current Assets                                     198,331                (8,643)
     Due from Related Parties                                 (17,823)               (9,430)
     Other Assets                                             (63,909)              (36,074)
 Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                    (291,934)              476,548
     Due to Related Parties                                   (10,000)                ---
                                                          -----------             ---------

Net Cash Used In Operating Activities -                      (890,804)             (209,519)
    Forward

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended February 28,
                                                            ---------------------------------
                                                                1999              1998
                                                                ----              ----
                                                                       Unaudited
                                                                       ---------
Net Cash Used in Operating Activities -
  Forwarded                                                    (890,804)       (209,519)
                                                            -----------       ---------

Cash Flows from Investing Activities:
 Capital Expenditures                                            (7,245)        (37,795)
                                                            -----------       ---------

Net Cash (Used) in Investing Activities                          (7,245)        (37,795)
                                                            -----------       ---------

Cash Flows from Financing Activities:
 Proceeds from Notes Payable                                  1,200,000           -----
 Principal Payments Notes Payable                            (1,950,000)       (100,000)
 Net Proceeds from Issuance of Common Stock                   5,355,467           -----
 Dividend on Preferred Stock                                     (8,280)         (8,280)
                                                            -----------       ---------

Net Cash Provided by (Used) in Financing Activities           4,597,187        (108,280)
                                                            -----------       ---------

Net Increase (Decrease) in Cash                               3,699,138        (355,594)

Cash - Beginning of Periods                                     123,621         424,620
                                                            -----------       ---------

Cash - End of Periods                                       $ 3,822,759       $  69,026
                                                            ===========       =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
 Interest                                                   $    85,941       $  42,784

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation:
   ---------------------

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

These consolidated financial statements should be read in conjunction with the company's annual report Form 10-KSB for the fiscal year ended November 30, 1998 and the related audited financial statements included therein.


B. Loss per Share:
   --------------

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended February 28, 1999 and 1998.

C. New Authoritative Accounting Pronouncements
   -------------------------------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

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



D. Intangible Assets:
 A breakdown of Intangible Assets is as follows:

                        Cost   Amortization       Net
                     --------- ------------    ---------
   Goodwill          2,624,720   1,280,551     1,344,169
  Tradenames         2,850,000   1,082,749     1,767,251
                     ---------   ---------     ---------
                     5,474,720   2,363,300     3,111,420
                     =========   =========     =========

PART I-ITEM 2

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Results of Operations:

Three Months Ended February 28, 1999 Compared To Three Months Ended February 28, 1998


     News Communications, Inc., publishes various weekly community newspapers and related targeted audience publications.

     The Company's net loss for the first quarter increased by $103,000 (11%) from ($974,000) in 1998 to ($1,077,000) in 1999. Loss from operations increased by $82,000 (9%) from ($894,000) in 1998 to ($976,000) in 1999. This increase was primarily from Dan's Papers where there was an increase in printing costs and sales salaries which should be offset by projected increased sales in the second and third quarters. Modest increased losses at other papers were offset by increased profit at Queens Tribune which is seeing the effect of a reduction in costs. In addition, there was a reduction in losses at the Nassau Newspapers where certain executive and production positions were eliminated due to the acquisition of the South Shore Record.

     Our total revenues were $3,281,000 in the first quarter of 1999, a decrease of $138,000 (4%) from $3,419,000 in first quarter of 1998, while advertising rates remained level. The decrease in revenues was primarily attributable to the Manhattan papers, where there was a reduction in sales of $78,000 (9%) as a result of new sales management and staff, which are projected to increase revenues in the third and fourth quarters, and at Nassau Newspapers where there was a decrease of $58,000 (11%) primarily related to the discontinuance of certain non-advertising activities. Other decreases in revenues were offset by increased revenues at Brooklyn Skyline. This increase of $71,000 (19%) related to its increased acceptance as a newspaper and as an advertising force in the community along with its 1996 expansion into a fifth zone.

     Interest expense increased $20,000 (25%) primarily as a result of the $1,200,000 loan from shareholders being outstanding for two months of the first quarter of 1999, offset by the repayment of the $750,000 bank loan.

Liquidity and Capital Resources

     On February 22, 1999, the Company successfully completed an offering to its existing stockholders of rights to purchase additional shares of its common stock resulting in net proceeds of $5,355,000. This has significantly improved the liquidity of the Company from its position at November 30, 1998. The Company now has adequate capital and financial resources to fund its working capital, investments and cash needs for the foreseeable future.

     At February 28, 1999, we had an excess of current assets over current liabilities in the amount of approximately $2,306,000. During the quarter ended February 28, 1999, we repaid the $750,000 balance of the bank loans with the proceeds of a $1,200,000 loan it received from Messrs. Ross, Weiss and Davis on December 31, 1998. This loan was repaid from the proceeds of the stock offering.

     Although there can be no assurances to this effect, management is confident that it has adequate cash available from the stock rights offering to meet News Communication's future cash needs.

                                    Part II.

                               OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

       An action entitled Tracey Robinson v. The Hill, News Communications, Inc.
                          ------------------------------------------------------
       and Media Venture Group, Inc. et al. was instituted in September 1996 in
       ------------------------------------
       the United States District Court for the District of Columbia in which the plaintiff, a former salesperson for Capitol Hill, has alleged race discrimination and retaliation in connection with her discharge and claims compensatory and punitive damages of $5.2 million plus back pay, front pay and other relief. The case was tried to a jury and resulted in an adverse determination of liability to News Communications and the other defendants in the amount of $100,000, plus fees and costs of approximately $125,000. We paid this amount in February 1999.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

         Exhibit
         Number                Description
           27             Financial Data Schedule

     B.  Reports on Form 8-K

         On December 16, 1998 the Company filed a report on Form 8-K announcing its change in accountants to BDO Seidman, LLP to audit the Company's financial statements beginning with the fiscal year ended November 30, 1998.

         On February 22, 1999 the Company filed a report 8-K disclosing consummation of a rights offering of 3,833,333 shares of its common stock at $1.50 per share.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: April 14, 1999                            By: /s/ Michael Schenkler
                                                   ---------------------------
                                                   Michael Schenkler, President



Date: April 14, 1999                           By: /s/ Robert Berkowitz
                                                   ---------------------------
                                                   Robert Berkowitz, Controller