Form 10QSB
period 1999-05-31
NEWS COMMUNICATIONS INC
filed 1999-07-15
CIK 794487

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - May 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to  _______________

                        Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                    13-3346991
 --------------------------------      --------------------------------------
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

                 --------------------------------------------
                (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No__
                                                              ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No__

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 13, 1999: 6,579,167 shares $ .01 par value common stock.

  Transitional Small Business Disclosure Format  (check one)  Yes ____  No  X
                                                                          ----

                                  FORM 10-QSB

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                    PAGE
PART I.             Financial Information


   Item 1.          Financial Statements

                    Unaudited Consolidated Balance Sheet
                    at May 31, 1999...........................       3

                    Unaudited Consolidated Statements of
                    Operations for the three and six months
                    ended May 31, 1999 and May 31, 1998.......       5

                    Unaudited Consolidated Statements of Cash
                    Flows for the six months ended
                    May 31, 1999 and May 31, 1998.............       6

                    Notes to Consolidated Financial Statements       8

   Item 2.          Management's Discussion and Analysis
                    or Plan of Operation......................       10

PART II.            Other Information.........................       12

   Item 6.          Exhibits and Reports on Form 8-K

Signatures....................................................       13

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1999
                                  (UNAUDITED)

Assets:
Current Assets:
  Cash                                                   $ 2,679,125
  Accounts receivable [less: allowance for
    doubtful accounts of $1,482,485]                       3,601,678
  Due from related parties                                    41,643
  Other                                                       74,126
                                                         -----------


  Total Current Assets                                     6,396,572

Investment in unconsolidated subsidiaries                    167,271
Property and equipment at cost- net                          327,930
Intangible assets - net                                    3,050,047
Other - net                                                  102,089
                                                         -----------

  Total Assets                                           $10,043,909
                                                         ===========

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF MAY 31, 1999
                                  (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                              $    637,204
  Accrued expenses                                                                 1,966,655
  Due to related parties                                                           1,242,258
  Unearned revenue                                                                   223,365
                                                                                ------------
  Total current liabilities                                                        4,069,482
                                                                                ------------

 Related party - long term debt                                                    1,500,000
                                                                                ------------

  Minority interest                                                                  460,074
                                                                                ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value; 500,000 shares authorized: 217,840 shares
  issued and outstanding; $2,419,000 aggregate liquidation value                     217,840

 Common stock, $.01 par value; authorized 100,000,000
 shares; 6,579,167 shares issued and outstanding                                      65,792

  Paid-in-capital preferred stock                                                  2,234,525

  Paid-in-capital common stock                                                    19,839,837

  (Deficit)                                                                      (17,934,912)
                                                                                ------------

   Total                                                                        $  4,423,082
   Less: Treasury stock 53,333 shares - at cost                                     (408,729)
                                                                                ------------
 Total Stockholders' Equity                                                        4,014,353
                                                                                ------------

 Total Liabilities and Stockholders' Equity                                     $ 10,043,909
                                                                                ============

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended May 31,         Six Months Ended May 31,
                                    ------------------------           ------------------------
                                         1999     1998                       1999    1998
                                         ----     ----                       ----    ----
                                                             Unaudited
                                                             ---------


Net revenues                               $4,742,023   $5,122,470   $8,022,713   $8,541,454
                                           ----------   ----------   ----------   ----------

Expenses:
 Direct mechanical costs                    1,356,262    1,432,123    2,555,164    2,657,711
 Salaries, benefits and
    outside labor costs                     2,424,694    2,362,005    4,604,613    4,601,331
 Rent, occupancy & utilities                  231,731      215,908      449,771      418,440
 Provisions for doubtful accounts              96,500      152,000      164,500      231,500
 General and administrative                   629,629      722,352    1,221,450    1,288,267
                                           ----------   ----------   ----------   ----------

 Total expenses                             4,738,816    4,884,388    8,995,498    9,197,249
                                           ----------   ----------   ----------   ----------

Operating income (loss) before interest
 expense and interest income                    3,207      238,082     (972,785)    (655,795)

Interest expense                              (59,872)     (80,177)    (160,461)    (160,534)

Interest income                                22,627         ----       22,627         ----
                                           ----------   ----------   ----------   ----------

Net income (loss)                          $  (34,038)  $  157,905 $ (1,110,619)  $ (816,329)
                                           ==========   ==========  ===========   ==========


Net income (loss) per share -
 basic and diluted                          $   (.01)        $ .06       $(.24)      $( .31)
                                           ==========   ==========   ==========   ==========


Weighted average shares
outstanding                                6,575,000     2,711,433    4,786,112     2,711,433
                                          ===========  ===========   ==========   ===========

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended May 31,
                                                 --------------------------------------------
                                                      1999                         1998
                                                      -----                        -----
                                                            Unaudited
                                                            ---------
Cash flows from operating activities:
  Net (Loss)                                           $(1,110,619)            $(816,329)
                                                       -----------             ---------
  Adjustments to Reconcile Net
    (Loss) to Net Cash Provided
    by Operating Activities:
   Depreciation and Amortization                           205,795               284,005
   Provision for Losses on Accounts
    Receivable                                             164,500               231,500
   (Loss) from unconsolidated entities                     100,000              (121,304)
 Changes in Assets and Liabilities:
   (Increase) Decrease in:
    Accounts Receivable                                   (510,242)             (375,772)
    Other Current Assets                                   202,805               (78,068)
    Due from Related Parties                               (15,226)              (10,863)
    Other Assets                                           (60,000)              (49,688)
    Intangible Assets                                           --                 7,818
    Unearned revenue                                        28,578                    --
    Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                 (737,135)              559,068
    Due to Related Parties                                (160,180)               21,000
                                                       -----------             ---------

   Total Adjustments                                      (781,105)              467,696
                                                       -----------             ---------

  Net cash used in operating activities -               (1,891,724)             (348,633)
   forward

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended May 31,
                                               --------------------------
                                                    1999          1998
                                                    ----          ----
                                                        Unaudited
                                                        ---------

Net cash used in operating activities -
  Forwarded                                      (1,891,724)    (348,633)
                                                ===========    =========

Cash used in investing activities:
Investment in unconsolidated subsidiaries           (99,665)          --
Capital expenditures                                (40,148)     (58,600)
                                                -----------    ---------

Net cash (used) in investing activities            (139,813)     (58,600)
                                                -----------    ---------

Cash flows from financing activities:
 Proceeds from notes payable                      1,200,000           --
 Dividend on preferred stock                        (16,560)     (16,560)
 Principal payments - notes payable              (1,950,000)    (100,000)
 Net proceeds from issuance of common stock       5,353,601      200,000
                                                -----------    ---------

Net cash provided by financing activities         4,587,041       83,440
                                                -----------    ---------

Net increase (decrease) in cash                   2,555,504     (323,793)

Cash, beginning of periods                          123,621      424,620
                                                -----------    ---------

Cash, end of periods                            $ 2,679,125    $ 100,827
                                                ===========    =========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:

 Interest                                       $   134,691    $  58,566

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

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 and the related audited financial statements included therein.


B. Loss per Share:
   --------------

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended May 31, 1999 and 1998.

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



D. Intangible Assets:

 A breakdown of Intangible Assets is as follows:
                           Cost         Amortization          Net
                        ----------      ------------      ----------
   Goodwill             2,624,720        1,306,299         1,318,421
  Tradenames            2,850,000        1,118,374         1,731,626
                        ----------       ---------        ----------
                        5,474,720        2,424,673         3,050,047
                        =========        =========        ==========

E. On February 22, 1999, the Company successfully completed a one-for-three reverse stock split of the Company's Common Stock and a rights offering of approximately 3,833,333 shares at $1.50 per share for total offering proceeds of approximately $5,750,000. To the extent all or a portion of the shares were not subscribed to, certain principal shareholders of the Company purchased any unsold shares.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

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

   We incurred a net loss for the second quarter of ($34,000) in 1999 as compared to net income of $158,000 in 1998. Operating income before interest expense and interest income was $3,000 in 1999 as compared to $238,000 in 1998, a decrease of $235,000. The decrease was primarily attributable to Dan's Papers where there was an increase in printing expenditures and sales salaries, which should be partially offset by increased sales in the third quarter, and to The Hill, where revenues were negatively impacted by the fact that certain congressional activity, which would normally start late in this non-election year, was delayed even later. This should cause a longer fall session, which is expected to result in increased revenues in the fourth quarter.


   Our total revenues were $4,742,000 for the second quarter of 1999, a decrease of $380,000 (7%) from $5,122,000 in 1998. The decrease in revenues was primarily attributable to timing of congressional activity at The Hill resulting in a reduction of $269,000 (24%), which should be offset by projected sales increases in the fourth quarter, and to the Manhattan Papers, where there was a reduction of $63,000 (6%) as a result of changes in sales management.

    General and administrative costs decreased $92,000 (13%) from $722,000 in 1998 to $630,000 in 1999 primarily as a result of the completion of amortization of loan discounts in 1998.

   Our net loss for the six months ended May 31, 1999 increased by $294,000 (36%) from ($816,000) in 1998 to ($1,110,000) in 1999. Operating loss before interest expense and interest income was ($973,000) in 1999 compared to ($656,000) in 1998, an increase of $317,000 (48%). The increase occurred primarily due to Dan's Papers where there was an increase in printing expenditures and sales salaries, which should be partially offset by increased sales in the third quarter, and due to The Hill, where revenues were negatively impacted by the fact that certain congressional activity, which would normally start late in this non-election year, was delayed even later. This should cause a longer fall session, which is expected to result in increased revenues in the fourth quarter.


   Our total revenues were $8,023,000 for the six months ended May 31, 1999, a decrease of $518,000 (6%) from $8,541,000 in the same period in 1998. The decrease in revenues was primarily attributable to timing of congressional activity at The Hill where there was a reduction of $301,000 (19%), which should be offset by projected sales increases in the fourth quarter, and at the Manhattan Papers, where there was a reduction of $142,000 (8%) as a result of the changes in sales management and staff.

Liquidity and Capital Resources:


     On February 22, 1999, we successfully completed an offering to our existing stockholders of rights to purchase additional shares of our common stock resulting in net proceeds of $5,354,000. This has significantly improved our liquidity from our position at November 30, 1998. We now have adequate capital and financial resources to fund our working capital, investments and cash needs for the foreseeable future.

     At May 31, 1999, we had an excess of current assets over current liabilities in the amount of approximately $2,327,000. During the quarter ended February 28, 1999, we repaid the $750,000 balance of bank loans with the proceeds of a $1,200,000 loan received from Messrs. Wilbur L. Ross Jr., Melvyn
I. Weiss and J. Morton Davis on December 31, 1998. This loan was repaid from the proceeds of the rights offering. During the second quarter we reduced our accounts payable and accrued expenses by approximately $445,000.

     Although there can be no assurances to this effect, management is confident that it has adequate cash available from the rights offering to meet News Communications' future cash needs through May 31, 2000.

                                    PART II
                               OTHER INFORMATION

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

             Exhibit
             Number                  Description
           ----------        ------------------------------
               27                 Financial Data Schedule

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NEWS COMMUNICATIONS, INC.
                                 (Registrant)



Date: July 15, 1999                             By:/s/ Michael Schenkler
                                                   ---------------------------
                                                Michael Schenkler, President



Date: July 15, 1999                             By:/s/ Robert Berkowitz
                                                ---------------------------
                                                Robert Berkowitz, Controller
                                      13