Form 10QSB
period 1999-08-31
NEWS COMMUNICATIONS INC
filed 1999-10-14
CIK 794487

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - August 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________


                        Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)


           Nevada                                   13-3346991
      -----------------                          ----------------
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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes      No
                                                    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of October 12, 1999: 6,579,167 shares $ .01 par value common stock.


  Transitional Small Business Disclosure Format  (check one)  Yes      No  X
                                                                  ---     ---

                                  FORM 10-QSB

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                            PAGE

PART I.        Financial Information                                         3


  Item 1.      Financial Statements                                          3

               Unaudited Consolidated Balance Sheet
               at August 31, 1999.....................................       3

               Unaudited Consolidated Statements of
               Operations for the three and nine months
               ended August 31, 1999 and August 31, 1998..............       5

               Unaudited Consolidated Statements of Cash
               Flows for the nine months ended
               August 31, 1999 and August 31, 1998....................       6

               Notes to Consolidated Financial Statements.............       8

  Item 2.      Management's Discussion and Analysis
               or Plan of Operation...................................       10

PART II.       Other Information......................................       12

  Item 6.      Exhibits and Reports on Form 8-K                              12

Signatures............................................................       13

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1999
                                  (UNAUDITED)


Assets:

Current Assets:
  Cash and cash equivalents                              $2,105,990
  Accounts receivable [less: allowance for
   doubtful accounts of $1,471,698]                       3,994,420
  Due from related parties                                   46,261
  Other                                                      60,713
                                                         ----------


  Total Current Assets                                    6,207,384

  Investment in unconsolidated entities                     172,662
  Property and equipment at cost - net of
   accumulated depreciation of $805,526                     379,714
  Intangibles - net                                       2,986,939
  Other - net                                                41,644
                                                         ----------

  Total Assets                                           $9,788,343
                                                         ==========

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF AUGUST 31, 1999
                                  (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:

  Accounts payable                                                              $    431,543
  Accrued expenses                                                                 1,700,827
  Unearned Revenue                                                                   193,933
  Due to related parties                                                           2,942,378
                                                                                ------------
  Total current liabilities                                                        5,268,681
                                                                                ------------

Minority interest                                                                    597,274
                                                                                ------------

Stockholders' Equity:
  Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized: 217,840 shares
   Issued and outstanding; $2,419,000 aggregate liquidation value                    217,840

  Common Stock, $.01 Par Value; Authorized 100,000,000
   Shares; 6,579,167 Shares Issued                                                    65,792

  Paid-in-Capital Preferred Stock                                                  2,234,525

  Paid-in-Capital Common Stock                                                    19,826,026

  (Deficit)                                                                      (18,013,066)
                                                                                ------------

   Total                                                                        $  4,331,117
   Less: Treasury Stock [50,333 Shares] - At Cost                                   (408,729)
                                                                                ------------
 Total Stockholders' Equity                                                        3,922,388
                                                                                ------------

Total Liabilities and Stockholders' Equity                                    $    9,788,343
                                                                                ============

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended August 31,      Nine Months Ended August 31,
                                                                     -----------------------------      ----------------------------
                                                                         1999             1998              1999            1998
                                                                         ----             ----              ----            ----
                                                                                               (Unaudited)

Net Revenues                                                          $5,354,006      $5,112,076         $13,373,196    $13,654,364
                                                                      ----------      ----------         -----------    -----------
Expenses:
  Direct Mechanical Costs                                              1,591,674       1,592,886           4,238,964      4,269,523
  Salaries, Benefits and Outside Labor Costs                           2,673,028       2,515,651           7,381,643      7,145,819
  Rent, Occupancy and Utilities                                          246,075         219,022             695,916        650,933
  Provisions for Doubtful Accounts                                       137,100         100,700             301,600        332,200
  General and Administrative                                             553,110         510,210           1,474,840      1,608,077
                                                                      ----------      ----------         -----------    -----------

  Total Expenses                                                       5,200,987       4,938,469          14,092,963     14,006,552
                                                                      ----------      ----------         -----------    -----------

Operating Income (Loss) Before Interest Expense,
 Interest Income, Equity in Loss From
 Unconsolidated Entities and Minority Interest                           153,019         173,607            (719,767)      (352,188)

Interest Expense                                                         (57,550)        (79,639)           (218,011)      (240,173)
Interest Income                                                           21,868             --               44,496            --
                                                                      ----------      ----------         -----------    -----------

Operating Income (Loss) Before Equity
 in Loss From Unconsolidated Entities
 and Minority Interest                                                   117,337          93,968            (893,282)      (592,361)

Equity in Loss From Unconsolidated Entities                              (50,000)        (20,000)           (150,000)      (150,000)
Minority Interest                                                       (137,200)            --             (137,200)           --
                                                                      ----------      ----------         -----------    -----------

Net Income (Loss)                                                     $  (69,863)     $   73,968         $(1,180,482)     $(742,361)
                                                                      ==========      ==========         ===========    ===========

Net Income (Loss) Per Share-Basic and Diluted                         $     (.01)     $      .03         $      (.22)     $   ( .27)
                                                                      ==========      ==========         ===========    ===========

Weighted Average Shares Outstanding                                    6,579,167       2,735,791           5,383,797      2,730,379
                                                                      ==========      ==========         ===========    ===========

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended August 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------   ------------
                                                           (Unaudited)

Cash flows from operating activities:
  Net Loss                                          $(1,180,482)     $(742,361)
                                                     ----------       --------
  Adjustments to Reconcile Net Loss to Net
   Cash Provided by Operating Activities:
  Depreciation and Amortization                         315,225        428,700
  Provision for Losses on Accounts Receivable           301,600        332,200
  Minority Interest                                     137,200            --
  Loss from unconsolidated entities                     150,000        150,000
Changes in Assets and Liabilities:
  (Increase) Decrease in:
  Accounts Receivable                                (1,040,084)      (426,962)
  Other Current Assets                                  216,218        (37,729)
  Due from Related Parties                              (19,844)       (58,247)
  Other Assets                                             (749)         7,705
  Increase (Decrease) in:
  Accounts Payable and Accrued Expenses              (1,208,624)       265,221
  Unearned revenue                                         (854)           --
  Due to Related Parties                                 39,940         13,477
                                                     ----------       --------

  Total Adjustments                                  (1,109,972)       674,365
                                                     ----------       --------

Net cash used in operating activities - forward      (2,290,454)       (67,996)

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Nine Months Ended August 31,
                                                 ---------------------------
                                                    1999             1998
                                                    ----             ----
                                                         (Unaudited)

Net cash used in operating activities -
 forwarded                                       (2,290,454)       (67,996)
                                                 ----------        -------

Cash used in investing activities:
Investment in unconsolidated subsidiaries          (155,057)      (325,986)
Capital expenditures                               (137,059)      (109,289)
                                                 ----------        -------

Net cash (used) in investing activities            (292,116)      (435,275)
                                                 ----------        -------

Cash flows from financing activities:
  Proceeds from preferred stock                         --         200,000
  Dividend on preferred stock                       (24,852)       (23,780)
  Principal payments - notes payable             (1,950,000)      (100,000)
  Proceeds from notes payable                     1,200,000            --
  Decrease in net assets of discontinued
   operations                                           --         202,065
  Net proceeds from issuance of common stock      5,339,791            --
                                                 ----------       --------

Net cash provided by financing activities         4,564,939        278,285
                                                 ----------       --------

Net increase (decrease) in cash                   1,982,369       (224,986)

Cash, beginning of periods                          123,621        424,620
                                                 ----------       --------

Cash, end of periods                            $ 2,105,990      $ 199,634
                                                 ==========       ========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                      $   171,254      $  94,730

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Basis of Presentation:
   ---------------------

In the opinion of News Communications, Inc.'s (NCI) management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998 and the related audited financial statements included therein.

Certain items in the 1998 financial statements have been reclassified to conform to the 1999 presentation.


B. Loss per Share:
   --------------

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended August 31, 1999 and 1998.


C. New Authoritative Accounting Pronouncements
   -------------------------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, NCI has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, NCI does not expect adoption of the new standard to affect its financial statements.

In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for costs of computer software developed or obtained for internal use. The pronouncement will not have a material impact on NCI.


D. Intangible Assets:
   ------------------

 A breakdown of Intangible Assets is as follows:

                              Cost     Amortization     Net
                            ---------  ------------  ---------

     Goodwill               2,624,720    1,333,782   1,290,938

     Tradenames             2,850,000    1,153,999   1,696,001
                            ---------  -----------   ---------
                            5,474,720    2,487,781   2,986,939
                            =========  ===========   =========


E. Common Stock:
   -------------

On February 22, 1999, NCI successfully completed a one-for-three reverse stock split of NCI's common stock and a rights offering of approximately 3,833,333 shares of common stock at $1.50 per share for total offering proceeds of approximately $5,750,000. To the extent all or a portion of the shares were not subscribed for, certain principal stockholders of NCI purchased any unsold shares.


F. Commitments:
   ------------

In August 1999 NCI entered into an employment and compensation agreement with a key officer. The agreement provides for the officer to earn a minimum of $185,000 per annum.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Results of Operations:

News Communications, Inc. publishes various weekly community newspapers and related targeted audience publications.

Revenue for the three-month period ended August 31, 1999 was $5,354,000, an increase of $242,000 or 5% over the same period in 1998. Revenue growth was fueled by strong performances in display advertising in our Manhattan and Brooklyn newspapers. Brooklyn also contributed to strong growth in classified advertising. Overall, display and classified advertising were ahead by 6% and 14%, respectively, compared to the same period in the prior year.

Operating Expenses for the third quarter of 1999 were $5,201,000, an increase of $263,000 or 5% compared to the same quarter in 1998. Salaries, Benefits and Outside Labor increased by 6% primarily due to an increase in sales salaries and commissions (due to higher revenues). Overall editorial expenses increased as there were several open positions in the third quarter of 1998 that were filled during 1999.

General and Administrative expenses increased to $553,000 in the third quarter of 1999 from $510,000 in the comparable period of 1998. This increase is primarily due to a shift in timing of certain accruals and non-cash expenses that have historically been included in the fourth quarter results. In the third quarter of 1999, NCI accrued $44,000 for management bonuses compared to no accrual in the third quarter of 1998.

Therefore, operating income before interest expense, interest income, equity in loss from unconsolidated entities and minority interest was $153,000 for the third quarter of 1999 compared to $174,000 in the same period of 1998. NCI had a net loss of $70,000 in the third quarter of 1999 compared to a net profit of $74,000 in the same period of 1998. Allowing for the shift in timing of the aforementioned item, operating income before interest expense, interest income, equity in loss from unconsolidated subsidiaries and minority interest would have been $197,000, up 13% from the prior year. Additionally, taking into account minority interest of $137,000 which was not accrued until the fourth quarter of the prior year, net income would have been $110,000, up 50% from the prior year.

Total revenues for the nine months ended August 31, 1999 were $13,373,000, a decrease of $281,000 or 2% compared to the same period in 1998. This decrease was primarily attributable to

The Hill, where the second quarter was negatively affected by a slowdown in Congressional activity due to the impeachment hearings. We anticipate the fourth quarter at The Hill to be strong as it is a non-election year. Non-election years typically result in a longer Congressional session, which has a positive impact on display advertising.

Operating income, before interest expense, interest income, equity in loss from unconsolidated entities and minority interest for the nine months ended August 31, 1999 resulted in a loss of $720,000. This is an increase of $368,000 compared to the same period in 1998. The increase in loss is primarily due to the decrease in revenues at The Hill for the reasons stated above, an increase in operating expenses at Dan's Paper's and the timing of certain charges, as described above. NCI is optimistic that the positive revenue trend in the third quarter will continue and lead to improved performance.

Liquidity and Capital Resources:

     On February 22, 1999, we successfully completed an offering to our existing stockholders of rights to purchase additional shares of our common stock resulting in net proceeds of $5,354,000. This has significantly improved our liquidity from our position at November 30, 1998.

     At August 31, 1999, we had an excess of current assets over current liabilities in the amount of approximately $940,000. Included in current liabilities is approximately $2,663,000 of loans due to related parties who have agreed to convert their debt into equity upon maturity on January 31, 2000. During the quarter ended February 28, 1999, we repaid the $750,000 balance of bank loans with the proceeds of a $1,200,000 loan received from Messrs. Wilbur
L. Ross Jr., Melvyn I. Weiss and J. Morton Davis on December 31, 1998. This loan was then repaid from the proceeds of the rights offering. During the second and third quarter we reduced our accounts payable and accrued expenses by approximately $916,000 in the aggregate.

     Although there can be no assurances to this effect, management is confident that it has adequate cash available from the rights offering to meet NCI's future cash needs through August 31, 2000.

                                   Part II.

                               OTHER INFORMATION



     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a.   Exhibits

               Exhibit
               Number                   Description

                 27               Financial Data Schedule


          b.   Reports on Form 8-K

               On August 13, 1999, NCI filed a Current Report on Form 8-K disclosing the reconstitution of the Board of Directors from 15 to 9 members and the hiring and appointment of Steven Farbman as President and Chief Executive Officer.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NEWS COMMUNICATIONS, INC.
                                 (Registrant)



Date: October 13, 1999              By:/s/ Steven Farbman
                                       -----------------------------------------
                                       President, Steven Farbman



Date: October 13, 1999              By:/s/ Paul Mastronardi
                                       -----------------------------------------
                                       Chief Financial Officer, Paul Mastronardi