Form 10KSB40
period 1999-11-30
NEWS COMMUNICATIONS INC
filed 2000-02-28
CIK 794487

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
    X     Annual report under Section 13 or 15(d) of the Securities Exchange Act
 ------- of 1934. For the fiscal year ended November 30, 1999 and the one month ended December 31, 1999.

                                      OR

 _______ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.


                       Commission File Number:  0-18299

                           NEWS COMMUNICATIONS, INC.
                           -------------------------
                (Name of Small Business Issuer in Its Charter)


           Nevada                                   13-3346991
      --------------                               ------------
(State or Other Jurisdiction of                   (IRS Employer
Incorporation or Organization)                  Identification No.)

        2Park Avenue
     New York, New York                              10016
   ----------------------                           --------
(Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code:  (212) 689-2500

       Securities Registered Pursuant to Section 12(b) of the Act:  None

          Securities Registered Pursuant to Section 12(g) of the Act:


                                                  Name of Each Exchange
     Title of Each Class:                          on which Registered:
     -------------------                           -------------------
Common Stock, $0.01 par value                             None



     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X    No
----    ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $18,312,254.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 22, 2000, is $7,914,118.

     The number of shares of common stock outstanding as of February 22, 2000 was 8,568,162.

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

     Unless otherwise indicated, all information contained in this report and the consolidated financial statements and the notes to such financial statements gives effect to a 1-for-3 reverse split of News Communications' common stock that occurred on January 19, 1999.

Item 1.  Description of Business

Overview

     News Communications, Inc. ("NCI") is a Nevada corporation formed in 1986. We have been primarily engaged, through various wholly-owned and partly-owned subsidiaries, in the publication and distribution of advertiser supported, community oriented newspapers and related targeted audience publications. We currently publish 24 weekly newspapers through eight offices. The community newspapers are directed at specific geographic communities and, for the most part, are distributed free of charge to selected residences and business establishments in those communities. Each publication focuses on local news, entertainment, politics, social issues, lifestyle, culture, and arts of particular interest to the group of communities at which it is directed. Some of the papers publish different editions, with variations in editorial content and advertising, which are distributed to each community in the targeted group. The principal source of our revenues is the sale of advertising space in our publications.

Management Changes

     A significant change for us in 1999 was the introduction of a new senior management team. In August, Wilbur L. Ross, Jr. stepped down as acting Chief Executive Officer and we hired Steven Farbman as President and Chief Executive Officer. Mr. Farbman had been serving as Vice President and Chief Operating Officer of American Lawyer Media, Inc. ("ALM"), which publishes 21 national and regional legal magazines and newspapers, including The American Lawyer and The National Law Journal. ALM's other businesses include dozens of national and regional web sites, book and newsletter publishing, production of legal trade shows and conferences, educational seminars and distribution of branded content related to the legal industry. Mr. Farbman then recruited Paul Mastronardi, with whom Mr. Farbman had worked at ALM, to serve as our Vice President and Chief Financial Officer. Mr. Mastronardi had previously served as Chief Financial Officer for ALM.

Change in Fiscal Year

     On December 15, 1999, we filed an 8-K with the SEC changing our fiscal year end to December 31 from November 30.

     As used herein, unless the context requires otherwise, the term "we" refers to News Communications, Inc. together with its subsidiaries:

     Publisher                              Publication
     ---------                              -----------

     Access Network Corp. ("Access")......  Manhattan Spirit, formerly called the West
                                            Side Spirit

     Manhattan Publishing Corp............  Our Town

     West Side Newspapers Corp............  Chelsea-Clinton News and Westsider (together with Access and Manhattan Publishing Corp. the
                                            "Manhattan Newspapers")

     Tribco Incorporated ("Tribco").......  The Queens Tribune published in nine editions including The Western Queens Tribune

     Dan's Papers Inc.....................  Dan's Papers and Montauk Pioneer

     Parkchester Publishing Co. Inc.......  Bronx Press Review and Riverdale Review
                                            (the "Bronx Newspapers")

     Nassau Community Newspaper

        Group, Inc. ("NCNG")..............  Lynbrook USA, Malverne Times, Rockville
                                            Centre News & Owl, Valley Stream
                                            MAILeader, Independent Voice of Long
                                            Beach, Oceanside & Island Park,
                                            Rockville Centre-Oceanside Beacon,
                                            Baldwin Citizen, East Rockaway Observer,
                                            Elmont Life, Franklin Square Life, West
                                            Hempstead Life and Long Island
                                            Lifestyles

     South Shore Publishers, Inc..........  South Shore Record (with NCNG, the "Nassau
                                            Newspapers")

     Capitol Hill Publishing, Inc.
        ("Capitol Hill")..................  The Hill

     Brooklyn Newspaper Publishing, Inc...  Brooklyn Skyline

All of the subsidiaries are wholly-owned except Dan's Papers, Inc., which is 80% owned by NCI and Capitol Hill, which is 97.5% owned by NCI.

Manhattan Newspapers

     We publish four newspapers through our Manhattan office.

     The Manhattan Spirit is a weekly free circulation newspaper founded in 1985 covering the West Side and lower Manhattan. Our Town, a 27-year-old weekly publication which was acquired by NCI in 1991, is distributed in a single edition, predominantly on the Upper East Side of Manhattan. Both publications focus on the lifestyle, culture, arts, entertainment, politics and social issues of interest to their respective audiences. Editors and reporters, together with a variety of contributing free-lance writers and columnists, write and edit all of the material for each weekly issue of Manhattan Spirit and Our Town. A separate production staff performs all composition, layout, and typesetting work. Printing is performed by outside contractors. In addition, the Manhattan operation offers graphics and printing services to third party publishers and other local businesses.

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

     The Manhattan Spirit and Our Town are published in a four-color tabloid format. Both papers are distributed each Thursday and Friday by independent contractors in bulk to locations throughout Manhattan. The principal places of distribution are lobbies of luxury apartment buildings, restaurants, banks, supermarkets and various other business establishments, as well as in sidewalk distribution boxes.

     The Chelsea-Clinton News and Westsider are the only paid-circulation weekly newspapers on the West Side of Manhattan. The Westsider, a 25-year-old community newspaper, covers the area from 59th to 125th Streets from Riverside Drive to Central Park West. The Chelsea-Clinton News, a 56-year-old community newspaper, covers the area from 14th to 59th Streets from 5th Avenue to 11th Avenue. These two publications rely on revenue from display advertising, classified advertising, subscriptions, newsstand sales and legal advertising.

     All four Manhattan newspapers share display and classified advertising sales staff.

Dan's Papers

     For the past 40 years Dan's Papers has been a favorite of all people who visit or live in the Hamptons. Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and local environmental and political issues, as well as a special section on real estate. Dan's Papers is published in tabloid format, with a glossy cover on a weekly basis. It is distributed each week to locations on Eastern Long Island, including art galleries, gift shops, supermarkets, newspaper and card shops, restaurants and boutiques. There is also weekly distribution in Manhattan.

     The staff at Dan's also publishes the Montauk Pioneer, which has been designated by the Montauk Village Association as the official newspaper of the community of Montauk, New York.

The Hill

     In September 1994, we began publication of The Hill, a weekly newspaper devoted to the coverage of the United States Congress. In just five years the paper has become required reading for members of Congress and their staff. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies, law firms, lobbying organizations and others.
The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. Additional revenues come from classified advertising, local retail advertising, and subscriptions from the sale of the paper outside of the Capitol area. The Hill is operated out of offices in Washington, D.C. It is printed on newsprint in black ink and process four-color. It is primarily distributed to Congressional office buildings and government agencies as well as to select retail locations, hotels and street boxes.

Queens Tribune

     The Queens Tribune, a weekly community newspaper started in 1970, publishes eight free circulation editions and one paid-circulation edition serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune.

     The Queens Tribune is printed in a tabloid format with four-color cover and some additional color pages inside. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by the Tribune's editors and reporters. The Queens Tribune has won numerous awards for journalistic excellence, such as, the New York Press Association's coveted first place award for community leadership. The paper is delivered through independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. The Queens Tribune generates additional revenue by offering printing and graphics services to its clients.

The Bronx Newspapers

     Parkchester Publishing Co., Inc. is the publisher of the Bronx Press Review, a 57-year-old paper which took on a Bronx-wide identity to fill a vacuum left by the absorption of the daily Bronx Home News by the New York Post in the late 1940s. It is a tabloid paper with a four-color front and back page. The Bronx Press Review has been designated by the New York City Council as the official newspaper of Bronx County for the publication of the Concurrent Resolutions of the Legislature.

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

The Nassau Newspapers

     Our Nassau Community Newspaper Group, Inc. publishes 12 weekly newspapers serving various towns in Nassau County, New York. Eight of the titles were purchased in 1993, three others were started by us in 1996 and 1997. In 1997, we acquired the South Shore Record, a 33-year-old mailed subscription newspaper serving the affluent "five-towns" area of Nassau County. The oldest of the newspapers, (the Rockville Centre News & Owl) has been in continuous publication since 1908. The other titles include the Valley Stream MAILeader, Lynbrook USA, the East Rockaway Observer, the Independent Voice, which serves Long Beach, The Oceanside Beacon, The Baldwin Citizen, and the Malverne Community Times. We launched Elmont Life and Franklin Square Life in 1996 and West Hempstead Life in 1997.

     Each of the Nassau Newspapers, other than Elmont Life, Franklin Square Life and West Hempstead Life, has been designated as the official newspaper of its community.

     In 1995, we developed a new publication, Long Island Lifestyles, which is published as a monthly supplement which is inserted into all of the Nassau publications. It is also distributed by itself in heavily trafficked areas.

Brooklyn Skyline

     The Brooklyn Skyline is a weekly newspaper published in five editions which are distributed door-to-door in Brooklyn's southern tier. Originally a tabloid shopper-type publication, we converted Brooklyn Skyline into a community newspaper to complement our other publications. In addition to an already established display sales team, in 1999 we developed a classified advertising sales unit in the Brooklyn office. Previously, classified sales had been handled from the Queens operation. Additional revenue is also generated by the occasional sale or distribution of circulars to accompany the door-to-door distribution of Brooklyn Skyline. It is printed on newsprint with the use of spot color and is distributed by outside delivery vendors.

The New York Blade News

     In a joint venture that began in the summer of 1997, we joined with the Washington Blade, a large and respected gay and lesbian weekly newspaper, to publish The New York Blade News, a weekly, four-color tabloid newspaper that debuted in 1997. The paper, which is distributed by independent contractors to more than 800 locations in the New York metropolitan area that are frequented by New York's gay and lesbian community, derives its revenue from the sales of display and classified advertising and personal advertisements. The New York Blade News, which is distributed each Friday throughout Manhattan and areas of Brooklyn, the Bronx, Queens, Staten Island as well as Long Island and New Jersey, is operated out of its own offices in New York City but shares production and distribution staff with the Manhattan newspapers.

Printing and Production

     The printing of each of our publications is presently done by independent printing shops. We send the printer completely composed, laid-out, typeset pages for photo-offset reproduction. In each case, the printer is able to provide all of the necessary materials, such as paper, ink, etc., for printing, and bills the company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if, for any reason, the arrangements that we have with any of our printers should terminate, management believes that similarly favorable arrangements could be had with several other printing shops in or around New York City. We use several printers and are not overly reliant on any one vendor.

Advertisers and Readers; Marketing Activities

     Most of our publications are weekly newspapers primarily distributed free of charge to their readers. The Bronx Press Review, nine of the Nassau Newspapers, Westsider and Chelsea-Clinton News and one edition of The Queens Tribune are paid circulation publications. The primary source of our revenue is through the sale of advertising space in the publications, although several operations also offer graphics and printing services to third parties, including several school publications. The advertising revenues of each of our publications are derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in our publications represents multiple insertion advertising. This is where an advertising client runs an advertisement in two or more issues of a publication. This percentage has remained fairly stable for our publications over the last five years. On a year-to-year basis, we estimate that, over the last four fiscal years, approximately two-thirds of our display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertiser represents more than 5% of our advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications.

     We employ sales representatives who are paid through incentive-based compensation packages. We have commenced supplementing the sales activities of the individual publications by enabling sales representatives to sell across the chain and into our other newspapers. We are developing a more comprehensive centralized group sales effort to target regional and national advertisers to purchase space in all or a combination of our publications. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as public utilities, health care providers, and large regional or national retailers.

Competition

     We compete directly for advertising revenues with newspapers and magazines which are sold to readers or are distributed free, as well as other advertising media in the geographic and vertical markets that we serve. We do not significantly compete, however, with other publishers of newspapers or magazines for paid circulation revenues, as most of our publications are distributed free of charge to readers.

     Those newspapers and magazines competing with the Manhattan Spirit and Our Town for advertising, include, among others, The Resident, New York Press, New York Observer and The Village Voice. Although there is no competition for subscriptions or legal revenue because there are no other paid circulation weeklies on the West Side, the Chelsea-Clinton News and Westsider do compete for display and classified advertising with free weeklies on the West Side, including The Resident.

     During the months from May through September, Dan's Papers serves the same market as Hampton Magazine, a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and The Independent, a free weekly newspaper. The Montauk Pioneer is the only paper that serves Montauk.

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

     The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call, a twice weekly newspaper that has been in publication nearly 50 years. The Hill also competes for advertising with two magazines, The National Journal and Congressional Quarterly.

     There are numerous other publications distributed in our circulation areas, which compete for advertising against our publications. Management believes our publications are competitive because we can offer customers the ability to focus their advertisements on a specific market, thereby giving the customers a chance to control costs by narrowing their advertising scope. Management believes that, over the years of publication, our newspapers have developed a favorable reputation and following. We also believe that we can compete favorably by offering advertisers the opportunity to choose from a menu of publications, by offering advertisers more favorable rates as the number of publications increases and by affording advertisers the ability to pinpoint a specific group or geographic area or combination thereof. The major barrier to the entry of new competitive publications is the need for sufficient capital to start-up and continue operations until a sufficient advertising base is created.

Employees

     As of November 30, 1999, we had 250 full-time and 44 part-time employees, of whom 64 were editorial; 89 were engaged as display and classified advertising sales personnel; 75 were engaged in production; and 66 were engaged in administrative and clerical activities. As of December 31, 1999, we had 245 full-time and 46 part-time employees, of whom 65 were editorial; 87 were engaged as display and classified advertising sales personnel; 76 were engaged in production; and 63 were engaged in administrative and clerical activities. We also maintain a roster of free-lance contractors. Management considers its relations with its employees to be satisfactory. None of our employees are represented by a union.

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

Item 2.  Description of Properties

     We operate out of eight separate locations.

     On November 3, 1999, we entered into a five-year lease at 2 Park Avenue in New York City. The 2,900 square feet of office space will serve as our executive offices including the centralization of our finance and administrative staff. The annual base rental is approximately $93,000 per year.

     The Manhattan Spirit, Our Town, Chelsea-Clinton News and the Westsider share 7,000 square foot premises at 242 West 30th Street in New York City, under a lease which commenced in 1995 and terminates in January 2001, at an annual rental of approximately $75,000 per year.

     Dan's Papers leases 2,810 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of approximately $74,000, plus cost-of-living increases, for a term of ten years terminating in October 2008. We have an option to renew this lease for an additional five-year term. See "Certain Transactions" for information regarding our lease of this space from Mr. Daniel Rattiner, President of Dan's Papers.

     Tribco has a ten-year lease, which commenced on November 1, 1990, to rent approximately 8,000 square feet of office space in Fresh Meadows, New York, for annual base rents ranging from $88,000 to $128,000. The lease is renewable for five years at a $152,000 base annual rent.

     Parkchester Publishing Co. operates out of 2,500 square feet of office space at 170 West 233rd Street, Bronx, New York. We are currently leasing the space on a month-to-month basis.

     The Nassau Newspapers has recently signed a lease for approximately 5,000 square feet of office space at 33 Atlantic Avenue in Lynbrook, New York for a seven-year term. The base rent in the first year is $69,600 increasing to $76,500 in the final year.

     In 1999, Capitol Hill Publishing, Inc. renewed its lease for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. for five years terminating July 21, 2004. The annual rent is approximately $82,000.

     Brooklyn Newspaper Publishing, Inc. has a five-year lease for 2,110 square feet of office space at 2102 Utica Avenue, Brooklyn, New York, commencing February 1998, at an annual rental of $38,400, increasing over the term to $46,675 in the last year.

     We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3.  Legal Proceedings

     We are not a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Our shares trade on The Nasdaq SmallCap Stock Market under the trading symbol "NCOM". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations as reported by Nasdaq for each quarter during the last two fiscal years. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                               High         Low
                                               -----       -----

   Fiscal Year Ended November 30, 1998
      First Quarter.....................       $5.85       $3.42
      Second Quarter....................        4.68        3.60
      Third Quarter.....................        3.96        2.52
      Fourth Quarter....................        3.28        1.22

   Fiscal Year Ended November 30, 1999
      First Quarter.....................       $2.00       $1.00
      Second Quarter....................        2.13        1.13
      Third Quarter.....................        1.88        1.00
      Fourth Quarter....................        1.97        1.03

   Fiscal Month Ended December 31, 1999        $1.16       $ .94

     On February 22, 2000, the last reported sales price for our shares on The Nasdaq SmallCap Stock Market was $1.94 per share. At February 18, 2000, we had 1,153 stockholders of record. We estimate that there are approximately 2,600 beneficial owners of our common stock.

     We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

     Dividends on the 10% preferred stock are payable annually in an amount of $500 per share of 10% preferred stock, in cash or in shares of common stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% preferred stock may be paid in shares of common stock to the extent News Communications has sufficient authorized but unissued common stock even if we have sufficient assets or net profits to pay such dividends in cash. These dividends have been and, in the future, it is anticipated that any permitted dividends will, at least in the foreseeable future, continue to be paid in shares of common stock. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

Recent Sale of Unregistered Securities

     The securities described below were issued by us within the past three years and were not registered under the Securities Act of 1933. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to
Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities, other than the dividends paid on shares of preferred stock in shares of common stock, are deemed to be restricted securities for the purposes of the Securities Act. All certificates representing such issued and outstanding restricted securities have been properly legended and we have issued "stop transfer" instructions to its transfer agent with respect to such securities. No commissions were paid in connection with any of these issuances.

1. On September 30, 1997, we issued an aggregate of 7,800 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

2. On November 5, 1997, Dan's Papers and News Communications entered into a Loan Agreement with Rothschild Recovery Fund L.P. pursuant to which Dan's Papers borrowed $1,500,000 from Rothschild Recovery Fund. In connection with the execution of the Loan Agreement, we issued to Rothschild a five-year warrant to purchase, on or after February 28, 1998, 100,000 shares of common stock at an initial exercise price of $6.75 per share (subject to adjustment in certain circumstances).

3. In April 1998, we issued 20,000 shares of newly authorized $10 convertible preferred stock, series 2, to Bershad Investment Group, L.P., for $200,000. In December 1999, the $10 convertible preferred stock, series 2, was converted into 133,333 shares of common stock.

4. On September 30, 1998, we issued an aggregate of 5,876 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

5. On July 28, 1999, we issued 250,000 shares of our common stock to Steven Farbman in connection with his employment with us without consideration. For a description of this transaction, see Item 10, Executive Compensation, page 22.

6. On September 30, 1999, we issued an aggregate of 6,174 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

7.   On January 31, 2000, we issued 483,200, 140,297 and 925,372 shares of our common stock to Melvyn I. Weiss, Wilbur L. Ross, Jr. and J. Morton Davis, respectively, at a purchase price of $1.75 per share, or $2,710,520 in the aggregate.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

Overview

     Revenues in fiscal 1999 were $18.3 million, an increase of 2.7% over the $17.8 million in fiscal 1998, with display advertising accounting for 75% of total sales and classified advertising generating 14% of the total. Other revenue categories include: legal notice advertising (4.5%), commercial printing (3.7%), and subscription and other (2.8%). A weak first quarter was offset by strong third and fourth quarter revenue performances. The net loss in fiscal 1999 increased by $1.12 million to $3.83 million from a net loss of $2.71 million. Since the number of shares outstanding increased in fiscal 1999, the loss per share decreased to $0.66 in fiscal 1999 from $1.01 in fiscal 1998. Operating losses before interest, taxes, depreciation and amortization (EBITDA) were reduced by 26% in fiscal 1999 to a loss of $1.29 million from a loss of $1.74 million in fiscal 1998, excluding certain special items discussed below. EBITDA is used in this report because management believes that EBITDA is an effective way of monitoring our operating performance and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Results of Operations

Revenue

     The following chart shows a comparison of revenue, in thousands of dollars, by category:

----------------------------------------------------------------------------
Category                 Fiscal    Fiscal     Change      Percent change
                          1999      1998
----------------------------------------------------------------------------
Display Advertising       13,717    13,199        518                3.9%
----------------------------------------------------------------------------
Classified Advertising     2,557     2,290        267               11.7%
----------------------------------------------------------------------------
All Other                  2,038     2,333       (295)             (12.6%)
----------------------------------------------------------------------------
Total Revenue             18,312    17,822        490                2.7%
----------------------------------------------------------------------------

     In fiscal 1999, display (75%) and classified (14%) advertising, which comprised 89% of our revenue, increased 5.1% compared to fiscal 1998. Other revenue declined by 12.6% as certain unprofitable commercial printing ventures were discontinued in fiscal 1999. Revenue performance was stronger in the second half of the year with a particularly strong fourth quarter, which grew by 18.6% over the same period in fiscal 1998. Among our individual operating units Manhattan, Dan's Papers, The Hill and Brooklyn all had positive contributions to revenue growth in fiscal 1999.

     In Manhattan, new sales managers in the display and classified departments were recruited to reverse a declining trend that emerged in the early part of the year. As a result, revenues at the Manhattan newspapers in the last six months of fiscal 1999 were 14% higher than revenues during the same period in fiscal 1998. Dan's Papers had the traditional strong summer months, and was also able to maintain momentum into the fall, helping the paper achieve strong (20% growth) fourth quarter results. The Hill was hurt in the first part of the year by the impeachment hearings and the resulting slowdown in Congressional activity. The early shortfall was more than made up during a very strong (86% growth) fourth quarter. Brooklyn Skyline installed a new classified sales department in the first quarter and showed steady growth (22% for the year) throughout the year. In November, the Brooklyn Skyline introduced the Health Expo, which proved to be so successful that it has inspired some of our other publishers to plan their own shows for fiscal 2000. Queens and Nassau had strong classified advertising gains for both the fourth quarter and the full year.

Operating Performance

     EBITDA, excluding three one-time expenses, improved by $442,000 from a loss of $1.74 million in fiscal 1998 to a loss of $1.29 million in fiscal 1999. Favorable paper prices, fewer glossy covers in the Manhattan newspapers and the elimination of certain unprofitable commercial printing activities helped reduce overall cost of sales by 2.4%, from $8.6 million in fiscal 1998 to $8.4 million in fiscal 1999. We made a decision to invest in stronger editorial and sales departments, which resulted in higher personnel expenses. A more efficient use of our production personnel (primarily hourly employees) helped offset some of that increase.

     The three one-time expenses which were incurred in fiscal 1999 related to the hiring of a new president and chief executive officer, an increase in the reserve for uncollected receivables and an adjustment to the accrual for unpaid commissions.

     On July 28, 1999, Steven Farbman entered into an Employment Agreement with NCI. As part of that Employment Agreement, Mr. Farbman was awarded a stock grant of 250,000 shares of common stock. In addition, we also agreed to pay Mr. Farbman cash compensation equal to 45% of the value of the stock grant. The resulting net expense to the company in fiscal 1999 was $657,031.

     The senior management team has reevaluated the reserve for uncollected receivables. During the fourth quarter, management has recorded a $1.014 million charge against earnings for uncollectible receivables that relate to periods prior to 1999. Management believes it has reserved properly for fiscal 1999 and has begun to institute more rigorous collection policies.

     Historically, sales commission expense has been recorded at the time the commission was paid to the employee which did not vary significantly from the accrual basis. Management believes the commission expense should be accrued at the same time that the corresponding revenue is recorded, similar to the way it records expenses for printing and other direct expenses. Management believes that this method will more accurately reflect the operating performance of the company and its subsidiaries. The net effect of this change is a one-time commission expense of $173,611.

Income Taxes

     We currently have a net operating loss (NOL) carryforward for federal income tax purposes of approximately $13,700,000, which is available to offset federal taxable income through the fiscal year 2018. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above.

Effects of Inflation

     We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Liquidity and Capital Resources

     In order to comply with the requirements of NASD Marketplace Rule 4310(c)(2), from January 19, 1999 through February 16, 1999, we offered our existing stockholders the right to purchase additional shares of its common stock. On February 22, 1999 the Company successfully completed this offering which resulted in gross proceeds of $5,750,000. In January 1999, we repaid the $750,000 balance of bank loans from a $1,200,000 loan received from Messrs. Ross, Weiss and Davis on December 31, 1998. This $1,200,000 loan was repaid on February 28, 1999 with proceeds from the rights offering.

     During fiscal year ended November 30, 1999, the total net cash used by operations was $2,825,000 which included a reduction of our accounts payable of $1,070,000. Cash used for investing activities totaled $433,000 including $206,000 used to fund the operations of our unconsolidated subsidiary. We expect this contribution to be reduced dramatically in fiscal 2000.

     As of December 31, 1999, we had a shortage of current assets over current liabilities in the amount of approximately $1,893,000. On January 31, 2000 we sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds of the sale of shares was used to pay $2,710,521 representing the unpaid principal balance and accrued interest on our indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross.

     While we cannot be sure we will generate positive cash flow for the fiscal year ending December 31, 2000, management is confident that along with the starting cash balance as of January 1, 2000 it has the resources available to it to fund NCI's future cash needs.

Item 7.  Financial Statements

     The consolidated financial statements of News Communications, Inc. and its subsidiaries including the notes thereto, together with the report thereon of BDO Seidman LLP is presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual           Age  Position with News Communications and Subsidiaries
---------------------------  ---  ------------------------------------------------------------
Jerry Finkelstein (1)(2)      84  Chairman of the Board and Director of News Communications
Wilbur L. Ross, Jr. (1)       62  Director and Publisher of News Communications
Michael Schenkler             54  Director of News Communications and Officer of Subsidiary
Steven Farbman (1)            39  President, Chief Executive Officer and Director of News Communications
Paul Mastronardi              40  Vice President and Chief Financial Officer of News Communications
Steven Price (3)              38  Director of News Communications
Martin A. Bell (2)            49  Director of News Communications
Gary Weiss (1)(2)             37  Director of News Communications
Robert E. Nederlander (3)     65  Director of News Communications
Martin Mendelsohn (3)         57  Director of News Communications

-------------------------------
(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

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

     Wilbur L. Ross, Jr. has been a director of News Communications since October 1996. Mr. Ross served as Chief Executive Officer of News Communications from October 1996 to August 1999. Since 1988, Mr. Ross has been Executive Managing Director of Rothschild Inc. and Chairman of Rothschild Recovery Fund and Asia Recovery Fund. Mr. Ross is also a director of World Airways, Inc., Mego Financial Corp., a developer of timeshare properties, and Syms Corp., a clothing retailer.

     Michael Schenkler has been a director of News Communications since March 1990, and served as president from December 1991 to July 1999. He has been publisher of The Queens Tribune since 1979. Prior to taking over the Queens Tribune in 1982, Mr. Schenkler spent 15 years as an educator employed by the Board of Education of New York City, where he served as a teacher, assistant principal and principal.

     Steven Farbman has been President and Chief Executive Officer and a director of News Communications since July 29, 1999. From 1992 to 1999, he served as Vice President and Chief Operating Officer of American Lawyer Media, Inc. and its predecessor National Law Publishing Company, a publisher of legal periodicals.

     Paul Mastronardi has been Vice President and Chief Financial Officer of News Communications since August 16, 1999. Prior to such date, from December 1997 to June 1999, Mr. Mastronardi served as Vice President, Finance of American Lawyer Media. From March 1996 to December 1997, he was Vice President and Chief Financial Officer of the National Law Publishing Company (subsequently purchased by American Lawyer Media). He served as Director of Financial Planning for Bantam Doubleday Dell, a division of Bertelsmann Inc., from April 1995 to March 1996. Prior to that time, Mr. Mastronardi spent fourteen years at Gruner & Jahr USA Publishing, where he served in a variety of capacities, including Staff Accountant, Manager of Information Systems, Senior Financial Manager and Director of Financial Planning.

     Steven Price has been a director of News Communications since July 29, 1999. Since June 1998, he has been President and Chief Executive Officer of LiveWire Corporation, a telecommunications investment and management company. From 1996 to 1998, Mr. Price was President and Chief Executive Officer of PriCellular Corporation, a publicly traded cellular telephone operator which was sold in June 1998. Mr. Price served as senior vice president, corporate development of PriCellular from 1994 to 1996.

     Martin A. Bell has been a director of News Communications since July 29, 1999. He has been Vice Chairman of D.H. Blair Investment Banking Corporation since December 1995, prior to which time he served as Senior Vice President and General Counsel to the firm. He is also a director of Venus Exploration, Inc.

     Gary Weiss has been a director of News Communications since July 29, 1999. He has been President of Weiss Capital Group LLC, an investment and consulting firm since 1997. From 1992 to 1997, Mr. Weiss was a managing director of Bennis & Reissman Inc.

     Robert E. Nederlander has been a director of News Communications since October 1996. Since 1981, he has been President of Nederlander Organization, Inc., the owner and/or operator of one of the world's largest chains of legitimate theaters. Mr. Nederlander is also a director of Riddell Sports, Inc., a sporting goods manufacturer, Mego Financial Corp., Allis Chalmers Corp., and Cendant Corp.

     Martin Mendelsohn has been a director of News Communications since July 29, 1999. Since 1992, he has been a partner at Verner, Liipfert, Bernhard, McPherson and Hand.

     The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     We and Mr. Finkelstein, The Jerry Finkelstein Foundation, Inc. and Shirley Finkelstein, Mr. Finkelstein's wife (collectively, the "Finkelstein Group"); Wilbur L. Ross, Jr.; J. Morton Davis, D.H. Blair Investment Banking Corp., Rivkalex Corporation and Rosalind Davidowitz, Mr. Davis' wife (collectively, the "Davis Group"); Melvyn I. Weiss ("Weiss") and the M&B Weiss Family Partnership (collectively, the "Weiss Group"); and Mr. Farbman (each member of the Finkelstein Group, Mr. Ross, the Davis Group, the Weiss Group and Mr. Farbman, individually, a "Stockholder" and collectively the "Stockholders") entered into a Stockholders' Agreement. Under the terms of the Stockholders' Agreement, while Mr. Farbman is President and Chief Executive Officer of the Company, the Stockholders have agreed to act to maintain the size of the Board at 9 members. The Stockholders have also agreed to vote their shares so as to elect as directors of the Company (i) Mr. Finkelstein; (ii) two persons designated by Mr. Ross, one of whom is Mr. Ross and the other of whom initially is Mr. Nederlander; (iii) three persons designated by Mr. Farbman, one of whom is Mr. Farbman, one of whom is Mr. Price and one of whom is Mr. Schenkler; (iv) one person to be designated by the Weiss Group who initially is Mr. Weiss; (v) one person to be designated by the Davis Group who initially is Mr. Bell; and (vi) one person to be designated by the Davis Group, the Weiss Group and the Finkelstein Group acting jointly who currently is Mr. Mendelsohn. As a result of the Stockholders' Agreement and the collective ownership by the Stockholders of more than 66% of the Company's Common Stock, the Stockholders will control the election of the members of the entire Board of Directors. Mr. Farbman and Mr. Price are brothers-in-law.

Committees of the Board of Directors

     The Board currently has three committees: the Executive Committee, the Audit Committee and the Compensation Committee.

     The Executive Committee is comprised of Messrs. Farbman, Ross, Finkelstein and Weiss. Mr. Ross serves as Chairman of the Executive Committee.

     The Audit Committee is comprised of Messrs. Nederlander, Price and Mendelsohn. The Audit Committee recommends the independent accountants appointed by the Board to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures. The composition of the Audit Committee complies with the independent director requirements of Nasdaq.

     The Compensation Committee is comprised of Messrs. Finkelstein, Bell and Weiss. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires a company's officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based on our records, we believe that during fiscal 1999, our officers, directors and ten percent beneficial owners complied with all applicable filing requirements.

Item 10.  Executive Compensation.

Summary Compensation Table

     The following table sets forth information for each of the fiscal years ended November 30, 1999, 1998 and 1997 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:

                          SUMMARY COMPENSATION TABLE


                                                                                                        Long-Term
                                                                                   Other Annual        Compensation    Restricted
                                              Annual Compensation                  Compensation           Awards      Stock Awards
                                   -----------------------------------------------------------------------------------------------
                                                     Salary          Bonus                                 Options
Name and Principal Position             Year          ($)             ($)                ($)                 (#)
                                   -----------------------------------------------------------------------------------------------
Steven Farbman, President and            1999(3)     $ 46,250          ---               ---              830,000       $453,125
 Chief Executive Officer

Jerry Finkelstein, Chairman of the       1999         168,083          ---           $150,000(1)             ---
 Board                                   1998         195,000          ---               ---                 ---
                                         1997         195,000          ---               ---                 ---

Wilbur L. Ross, Jr., Chief               1999(2)     $      1          ---               ---                 ---
 Executive Officer                       1998        $      1          ---               ---                 ---
                                         1997        $      1          ---               ---                 ---

Michael Schenkler, President and         1999(4)      164,528          ---               ---                 ---
 Publisher of The Queens Tribune         1998         167,223          ---               ---                 ---
                                         1997         158,197          ---               ---                 ---

_____________________________
(1) During July 1999, Mr. Finkelstein's Employment Agreement was amended to reduce his annual salary to $95,000 from $195,000. In connection with the amendment of Mr. Finkelstein's employment agreement, Mr. Finkelstein also received a one-time cash payment of $150,000.


(2) Mr. Ross resigned as Chief Executive Officer of News Communications in July 1999.

(3) Mr. Farbman was hired as President and Chief Executive Officer in July 1999. At that time, he received 250,000 shares of our common stock having a fair market value of $453,125. Mr. Farbman's compensation does not include an additional $203,906 paid in December 1999 under the terms of his Employment Agreement, which is more fully described at Employment Agreements, page 22.

(4) Mr. Schenkler served as President of News Communications from December 1991 until his resignation in July 1999.

                                OPTION GRANTS IN LAST FISCAL YEAR
                                        (Individual Grants)

-------------------------------------------------------------------------------------------------
                                                     Percent Of
                                                    Total Options
                                     Number of         Granted
                                     Securities      To Employees   Exercise or
                                     Underlying       In Fiscal      Base Price
               Name                   Options           Year          ($/Sh)      Expiration Date
                (a)                     (b)             (c)             (d)             (e)
-------------------------------------------------------------------------------------------------
Steven Farbman....................     830,000                      $1.8125         07-28-2004
                                  ---------------------------------------------------------------
Paul Mastronardi..................     100,000                      $1.625          08-16-2004
                                  ---------------------------------------------------------------
Jerry Finkelstein.................     200,000                      $2.25           07-28-2004
                                  ---------------------------------------------------------------
 ..................................
                                  ---------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                       AGGREGATE YEAR-END OPTION VALUES
                              (November 30, 1999)

                          Number of unexercised options at     Value of unexercised in-the-money
                                fiscal year-end (#)             options at fiscal year-end ($)
Name                       Exercisable     Unexercisable         Exercisable     Unexercisable
----                      --------------  ----------------     ---------------  ----------------
Steven Farbman                 3,333         830,000                 ---               ---
Wilbur L. Ross                71,666             ---                 ---               ---
Michael Schenkler             10,000             ---                 ---               ---
Jerry Finkelstein            396,666             ---                 ---               ---
Paul Mastronardi                 ---         100,000                 ---               ---
Gary Weiss                   153,333             ---                 ---               ---
Employment Agreements

     On July 28, 1999, Steven Farbman, our President and Chief Executive Officer, entered into an Employment Agreement with us (the "Employment Agreement"). The Employment Agreement expires on November 30, 2004 unless it is terminated earlier by Mr. Farbman or by us.

     Under the Employment Agreement, Mr. Farbman will be paid an initial base salary of $185,000. The base salary will increase annually by an amount equal to the percentage increase in the cost of living for the New York metropolitan area, and the Board of Directors will annually review Mr. Farbman's compensation to determine whether a further increase is warranted. In addition to his base salary, Mr. Farbman will receive an annual bonus based upon increases in earnings before interest, taxes, depreciation and amortization for such period ("EBITDA"). For the fiscal year ending November 30, 1999, the bonus will be 15% of the amount by which EBITDA for the six months ending November 30, 1999 exceeds the EBITDA for the six months ending November 30, 1998. Thereafter, the amount of Mr. Farbman's bonus will be 15% of the amount by which EBITDA for the fiscal year ending November 30, 1999 exceeds the EBITDA for the immediately preceding fiscal year. Mr. Farbman will also be eligible to receive other cash or stock bonuses as the Board may determine from time to time in its sole discretion.

     Mr. Farbman's designated beneficiary will also have the right to receive $1,000,000 of a $3,000,000 key man insurance policy that we have agreed to maintain on the life of Mr. Farbman. We have also agreed to provide Mr. Farbman with an automobile allowance of $20,000 per year.

     The Employment Agreement may be terminated by us at any time for Cause (as defined in the Employment Agreement). If Mr. Farbman's employment is terminated for Cause, we will have no further obligations under the Employment Agreement other than base salary and expenses accrued through the date of termination.
The Employment Agreement may also be terminated by us upon Mr. Farbman's death or disability. In such event, we will pay to Mr. Farbman or his estate an amount equal to his annual base salary at the time of his death unless, in the case of his death, Mr. Farbman's estate receives the insurance proceeds described above.

     The Employment Agreement may also be terminated by Mr. Farbman for "Good Reason," which includes, among other things, Mr. Farbman's removal as President and Chief Executive Officer and as one of our directors, a material change in Mr. Farbman's duties or responsibilities, a reduction in Mr. Farbman's compensation, the breach of the Stockholders' Agreement or a change in control. If Mr. Farbman terminates his employment for Good Reason, he will be entitled to receive an amount equal to (A) the sum of (x) Mr. Farbman's Base Salary then in effect and (y) the greater of the Bonus for the year preceding his termination or the Bonus that he would have received had he completed the year in which his termination occurred multiplied by (B) the lesser of (x) two (2) or (y) the number of years remaining in the Term (including fractional portions of a year), but in no event shall the multiplier be less than one (1).

     The Employment Agreement contains a restrictive covenant that restricts Mr. Farbman from engaging in (i) publication of community oriented newspapers in the communities served by us, (ii) publication of newspapers, magazines or periodicals the content of which is similar to or competitive with any of our publications of having a circulation that is directed to a specific demographic group to whom any of our publications are directed or (iii) a business that directly competes within the same geographic market in which our business accounts for, or is projected to account for, more than 5% of our gross revenues. The Employment Agreement also prohibits Mr. Farbman from soliciting our customers and employees. These restrictions apply both during the term and for (x) two (2) years after the termination of Mr. Farbman's employment by us for Cause or by Mr. Farbman without Good Reason or (y) one (1) year after the termination of Mr. Farbman's employment by us without Cause, by Mr. Farbman for Good Reason or as a result of Mr. Farbman's disability.

     In connection with our employment of Mr. Farbman, on July 28, 1999, we have also entered into a Restricted Stock Agreement and a Stock Option Agreement with Mr. Farbman. Under the terms of the Restricted Stock Agreement, we issued to Mr. Farbman 250,000 shares of common stock.

     The terms of Mr. Farbman's Stock Option Agreement are set forth in Directors' and Officers' Options at page 23.

     Pursuant to an amended and restated employment agreement entered into by News Communications and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 2003, Mr. Finkelstein is employed as Chairman of the Board of Directors of News Communications at an annual salary of $195,000. On July 29, 1999, the Board of Directors and Mr. Finkelstein agreed to amend Mr. Finkelstein's employment agreement to reduce his annual salary to $95,000 from $195,000. Mr. Finkelstein may also be paid annual bonuses at the discretion of the Board, based upon such factors as our results of operations and transactions involving News Communications which are introduced to us by Mr. Finkelstein or in which he is otherwise involved on our behalf. We also provide Mr. Finkelstein with medical and other benefits and perquisites. Mr. Finkelstein may terminate the agreement at any time by giving us at least 10 days' notice. In the event of his permanent disability or death, salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

Director Compensation

     We have no established compensation arrangements with our directors. See "Directors' and Officers' Options" for a discussion of our Directors and Officers Stock Option Plan and options granted to certain directors and officers.

     However, on July 28, 1999 we granted to Gary Weiss, one of our directors five (5) year options to purchase 100,000 shares of our common stock at a price of $2.25 per share in consideration for services rendered to us during our search for a permanent Chief Executive Officer.

Directors' and Officers' Options

     On August 16, 1999, pursuant to a Stock Option Agreement, we granted Paul Mastronardi options to purchase 100,000 shares of our common stock at an exercise price of $1.625 per share. The options shall vest in four equal installments of 25,000 shares beginning on the first anniversary of the agreement through the fourth anniversary subject to accelerated vesting provisions set forth in the Stock Option Agreement.

     On July 28, 1999, we entered into a Stock Option Agreement with Steven Farbman. Under the terms of the Stock Option Agreement, we granted Mr. Farbman options to purchase 830,000 shares of our common stock at an exercise price of $1.8125 per share. The options vest in four equal installments of 207,500 shares commencing on July 28, 2000 and on each July 28 thereafter. The vesting may be such that 10% of the shares shall vest for each cumulative $.05 improvement in per share earnings before interest, taxes, depreciation and amortization over that for the fiscal year ended November 30, 1998.

     On July 28, 1999, we entered into a Stock Option Agreement with Jerry Finkelstein. Under the terms of the Stock Option Agreement, we granted Finkelstein immediately exercisable five year options to purchase 200,000 shares of our common stock at an exercise price of $2.25 per share. In addition, all of Finkelstein's unexpired options were extended to July 2004.

     On July 28, 1999, pursuant to a Stock Option Agreement, we granted Gary Weiss, one of our directors, immediately exercisable five year options to purchase 150,000 shares of our common stock at an exercise price of $2.25 per share.

     On December 21, 1999, the Board adopted subject to stockholder approval, a Stock Incentive Plan pursuant to which the Board may award options to purchase an aggregate of 200,000 shares of our common stock to directors, officers, employees and consultants. Options under the Stock Incentive Plan may be non-qualified or incentive stock options for purposes of income taxation under
Section 422 of the Internal Revenue Code of 1986. All qualified incentive stock options granted under the plan must have an exercise price at least equal to Fair Market Value (as defined in the plan) as of the grant date while non-qualified stock options may be granted at an exercise price less than Fair Market Value. No grants were made under the Stock Incentive Plan during the fiscal year ended November 30, 1999.

     On August 17, 1993, the Board adopted a Discretionary Directors and Officers Stock Option Plan pursuant to which, as amended, the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of News Communications and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422 of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended November 30, 1998 and 1999.

     On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan pursuant to which each director was granted on August 17, 1993 and is granted each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 3,333 shares of common stock at the market price on the date of grant. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted an option for 3,333 shares on the date he or she becomes a director. Pursuant to the Non-Discretionary Option Plan, each person who was a director of News Communications, on August 17, 1999 received a grant of an option to purchase 3,333 shares of common stock exercisable at $1.625 per share.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding ownership of our common stock, as of February 18, 2000 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of News Communications, by each person listed in the Summary Compensation Table and by all directors and officers of News Communications as a group.

     The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 8,568,162 shares of common stock outstanding on February 18, 2000 plus with respect to each such person the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty
(60) days set forth herein.

                                                        Beneficial Ownership                  Current
Name and Address                                           of Common Stock               Percent of Class
----------------                                           ---------------               ----------------
Martin A. Bell                                              3,333 (1) (8)                       *
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

                                                        Beneficial Ownership                  Current
Name and Address                                           of Common Stock               Percent of Class
----------------                                           ---------------               ----------------
Steven Farbman                                                 253,333 (1)                      2.59%
2 Park Avenue
New York, New York  10016
Jerry Finkelstein                                           660,667 (1)(2)                      6.76%
150 East 58th Street
33rd Floor
New York, NY  10158
Martin Mendelsohn                                              3,333 (1)                           *
Verner, Liipfert, Bernhard,
 McPherson and Hand
901 15th Street, N.W.
Suite 700
Washington, D.C. 20005
Robert E. Nederlander                                        50,801 (1)(3)                         *
810 7th Avenue, 21st Floor
New York, NY  10019
Steven Price                                                   3,333 (1)                           *
c/o LiveWire Corporation
711 Westchester Avenue
White Plains, NY  10604
Wilbur L. Ross, Jr.                                      683,269 (1)(3)(4)                      6.99%
1251 Avenue of the Americas
New York, NY  10020
Michael Schenkler                                           210,144 (1)(5)                      2.15%
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365
Gary Weiss                                                     153,333                          1.57%
Weiss Capital Group LLC
99 Seaview Blvd.
Port Washington, NY  11050
Melvyn I. Weiss                                        1,296,430 (1)(3)(6)                     13.27%
One Pennsylvania Plaza
New York, NY  10119
J. Morton Davis                                           2,524,428 (1)(7)                     25.84%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005
All Directors and Executive Officers as a                 5,842,404 (9)                        59.81%
Group (11 persons)

-------------------------------
*    Less than one percent.

(1) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Bell--3,333; Mr. Davis-- 7,867; Mr. Farbman--3,333; Mr. Finkelstein--396,666; Mr. Mendelsohn--3,333;
     Mr. Nederlander--18,333; Mr. Price--3,333; Mr. Ross--125,000; Mr.
     Schenkler--10,000; Mr. M. Weiss--26,667; Mr. G. Weiss--153,333.

(2)  Includes
     (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and
     (b) 66,667 shares owned by Mr. Finkelstein's wife.

(3) Includes the following numbers of shares issuable upon conversion of shares of $10 convertible preferred stock: Mr. Nederlander--32,468; Mr. Weiss-- 64,935; Mr. Ross--129,870.

(4)  Does not include
     (a) 16,667 shares owned by Rothschild Inc.
     (b) 32,468 shares issuable upon conversion of shares of $10 convertible preferred stock owned by Arrow Investment Limited Partnership.
     (c) 25,974 shares issuable upon exercise of warrants owned by Arrow Investment Limited Partnership.
     (d) 100,000 shares issuable upon exercise of warrants owned by the Rothschild Recovery Fund L.P.
     (e) 16,670 shares of common stock owned by Arrow Investment Limited Partnership.
          Mr. Ross disclaims beneficial ownership of all of such shares.

(5)         Includes
     (a) 3,000 shares that are issuable upon conversion of our 10% preferred stock.
     Does not include
     (b) 13,678 shares owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(6)  Includes 160,071 shares owned by the M&B Weiss Family Partnership.

(7)         Includes
     (a) 1,372,303 shares of common stock and warrants to purchase 207,867 shares owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a director and the sole stockholder, and
     (b) 19,156 shares of common stock issuable upon exercise of 5,900 shares of $10 convertible preferred stock.

     Does not include
     (c) 41,276 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife, and
     (d) 749,166 shares of common stock owned by Rosalind Davidowitz.
         Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

(8) Does not include 1,372,303 shares of common stock and warrants to purchase 207,867 shares owned by D.H. Blair Investment Banking Corp., of which Martin A. Bell is Vice Chairman. Mr. Bell expressly disclaims beneficial ownership of all securities held by D.H. Blair Investment Banking Corp.

(9) Includes shares issuable upon exercise of the options referenced in (1) above, conversion of the $10 convertible preferred stock referenced in (3) above, conversion of the 10% preferred stock referenced in (5) above.

Item 12.  Certain Relationships and Related Transactions.

     July 28, 1999 Stockholder's Agreement. Please see Item 9, Directors, Executive Officers, Promoters and Control Persons, page 19.

     July 28, 1999 Restricted Stock Agreement with Steven Farbman. Please see
Item 10, Employment Agreements, page 22.

     July 28, 1999 Stock Option Agreement with Steven Farbman.  Please see
Item 10, Employment Agreements, page 22.

     August 16, 1999 Stock Option Agreement with Paul Mastronardi. Please see Director and Officer Options, page 23.

     On July 28, 1999, the maturity of the $1,000,000 aggregate principal amount of indebtedness of our subsidiaries, Tribco Incorporated and Access Network Corp., to D.H. Blair Investment Banking Corp. was extended to January 31, 2000. With respect to the repayment of the such indebtedness, on July 28, 1999, we entered into a Subscription Agreement with Messrs. Weiss, Ross and Davis to which Messrs. Weiss, Ross and Davis agreed to purchase 483,200, 140,297 and 925,372 shares of the our common stock, respectively, at a purchase price of $1.75 per share, on January 31, 2000. On January 31, 2000 we sold an aggregate of 1,548,869 shares at a price of $1.75 per share. The proceeds of the sale of shares was used to pay $2,710,520.83 representing the unpaid principal balance and accrued interest on our indebtedness to DH Blair Investment Banking Corp. and Wilbur L. Ross, Jr.

     On January 12, 1999, Messrs. Ross, Weiss and Davis entered into a Standby Agreement with News Communications in which they agreed to purchase any shares remaining unsold in the rights offering. The Standby Agreement granted each such person certain registration rights that will allow them to register for sale the unsold shares that they purchase during the three-year period following the closing of the rights offering. Pursuant to the Standby Agreement, Messrs. Ross, Weiss and Davis purchased, 224,722, 524,399 and 749,149 shares, respectively.

     On December 31, 1998, Messrs. Ross, Weiss and Davis each loaned News Communications $400,000, for a total of $1,200,000. In consideration for the loans, each such person received a promissory note from News Communications in the principal amount of $400,000, payable on February 28, 1999, at an interest rate equal to the prime lending rate then in effect, plus 1%. We used $750,000 of the loans to repay the line of credit from Chase Manhattan Bank, N.A. This indebtedness was satisfied from proceeds on a rights offering on February 28, 1999.

     Dan's Papers leases from Mr. Rattiner 2,810 square feet of office space at an annual rate of approximately $74,000, plus cost-of-living adjustments, in a building on Montauk Highway, Bridgehampton, New York, for a term of ten years terminating in October 2008.

     Rothschild Inc., of which Wilbur L. Ross, Jr. is Executive Managing Director, furnished investment banking services to News Communications in connection with the issuance and sale of our $10 convertible preferred stock and associated warrants. In consideration for such services, we issued Rothschild Inc. 16,668 shares of common stock, valued at $6.00 per share.

     On November 5, 1997, Dan's Papers and News Communications entered into the Rothschild Recovery Fund Loan Agreement with Rothschild Recovery Fund L.P. pursuant to which Dan's Papers borrowed $1,500,000 from Rothschild Recovery Fund. In addition, in connection with the execution of the Rothschild Recovery Fund Loan Agreement, we issued to Rothschild Recovery Fund a five-year warrant to purchase 100,000 shares of our common stock at an initial exercise price of $6.75 per share, subject to adjustment. Wilbur L. Ross, Jr. purchased the loan from Rothschilds Recovery Fund in July 1999. Wilbur L. Ross, Jr. is Chairman of Rothschild Recovery Fund. This loan has been satisfied from the proceeds of the sale of our common stock on January 31, 2000 to Messrs. Weiss, Ross and Davis as set forth above.

     In May 1996, News Communications, Tribco and Access obtained a $1,000,000 loan from D. H. Blair Investment Banking Corp., one of our principal stockholders. This loan has been satisfied from the proceeds of the sale of our common stock on January 31, 2000 to Messrs. Weiss, Ross and Davis as set forth above. As additional consideration for the loan, we issued D.H. Blair Investment Banking Corp. a five-year warrant to purchase 66,667 shares of our common stock at an initial exercise price of $7.50 per share, subject to adjustment.

     The transactions described above are on terms as favorable to News Communications as those that could have been obtained from independent third parties and arms-length negotiations.

Item 13.  Exhibits, List and Reports on Form 10-KSB.

      (a)    Exhibits
             --------

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

    3.1.1  Certificate of Amendment of the Articles of                    A                      3.1.1
           Incorporation of the company, filed with the
           Secretary of State of the State of Nevada on
           December 8, 1987.
    3.1.2  Certificate of Amendment of the Articles of                    B                      3.1.2
           Incorporation of the company, filed with the
           Secretary of State of Nevada on August 16, 1990.
    3.1.3  Certificate of Amendment of the Articles of                    C                      3.1.3
           Incorporation of the company, filed with the
           Secretary of the State of Nevada on July 26, 1994.
      3.2  By-Laws of the company (as amended and restated).              C                      3.2.1
      4.1  Form of Common Stock Certificate.                              B                        4.1
      4.2  Form of 10% Convertible Preferred Stock Certificate.           B                        4.2
    4.2.1  Resolution of Board of Directors fixing the terms of           B                      4.2.1
           the 10% Convertible Preferred Stock.
    4.2.2  Resolution of Board of Directors fixing the terms of           C                      4.2.2
           the 8% Convertible Preferred Stock.
    4.2.3  Certificate of Amendment of Certificate of                     C                      4.2.4
           Designation of 8% Convertible Preferred Stock.
    4.2.4  Resolution of Board of Directors fixing the terms of           C                      4.2.3
           the 12% Convertible Preferred Stock.
    4.2.5  Certificate of Designation of 12% Convertible                  L                      4.2.5
           Preferred Stock
    4.2.6  Certificate of Designation of $10 Convertible                  H                      10.33
           Preferred Stock (included as part of Exhibit 10.21).
      4.3  Form of Rights Certificate                                     L                        4.3
     10.1  1987 Stock Option Plan of the company, as amended.             G                     10.1.1
     10.2  Discretionary Directors and Officers Stock Option              C                     10.2.1
           Plan.
     10.3  Non-discretionary Directors Stock Option Plan.                 C                     10.2.2
     10.4  Stockholders' Agreement, dated as of October 13,               D                        2.1
           1988, between Daniel Rattiner and the company.
     10.5  Agreement of Lease, dated October 31, 1988, between            D                        2.4
           Daniel Rattiner and DP Acquisition Corp., as to
           building known as Dan's Papers, Ltd. Located on
           Montauk Highway, Bridgehampton, New York.

     10.6  Amendment of Lease, dated October 31, 1998, between            L                       10.6
           Dan's Paper's Inc. (f/k/a D.P. Acquisition, Inc.)
           and Daniel Rattiner.
     10.7  Letter dated November 22, 1996 from the company to             J                     10.4.4
           Daniel Rattiner regarding exercise of option to
           purchase stock of Dan's Papers, Ltd.
     10.8  Employment and Stockholders' Agreement dated as of             K                     10.4.5
           November 25, 1997 by and between the company and
           Daniel Rattiner
     10.9  Amended and Restated Employment Agreement, dated               J                   10.7.4.1
           October 28, 1996, between Jerry Finkelstein and the
           company.
    10.10  Stock Option Agreement dated September 1, 1993,                C                      10.11
           between Jerry Finkelstein and the company.
    10.11  Letter Agreement, dated June 15, 1990, between Dan's           B                      10.21
           Papers, Inc. and Dan's Papers, Ltd.
    10.12  Lease for space at 174-15 Horace Harding Expressway,           B                      10.25
           Fresh Meadows, New York.
    10.13  Agreement of Lease dated January 28, 1995, between             E                      10.24
           Furcraft Associates, Inc. and the company.
    10.14  Warrant dated May 17, 1996, to purchase 400,000                H                      10.31
           shares of the company's common stock issued by the
           company to D.H. Blair Investment Banking Corp.
    10.15  Warrant dated May 21, 1996, to purchase 200,000                H                      10.32
           shares of the company's common stock issued by the
           company to D.H. Blair Investment Banking Corp.

    10.16  Form of Subscription Agreement made as of October 4,           H                      10.33
           1996 among the company and persons designated
           therein as "Purchasers," including Exhibit 1
           thereto, form of Certificate of Designation of
           $10.00 Convertible Preferred Stock, and Exhibit 2
           thereto, form of Warrant.
    10.17  Form of Standby Agreement dated January 12, 1998               L                      10.25
           among the company, Wilbur L. Ross, Jr., Melvyn I.
           Weiss and J. Morton Davis, as amended.
    10.18  Employment Agreement dated as of July 28, 1999 by              N                       10.1
           and between News Communications, Inc. and Steven
           Farbman.
    10.19  Restricted Stock Agreement dated as of July 28, 1999           N                       10.2
           by and between News Communications, Inc. and Steven
           Farbman.
    10.20  Stock Option Agreement dated as of July 28, 1999 by            N                       10.3
           and between News Communications, Inc. and Steven
           Farbman.
    10.21  Stockholders Agreement dated July 28, 1999 by and              N                       10.4
           among the News Communications, Inc., Wilbur L. Ross,
           Jr., Melvyn I. Weiss, The M&B Weiss Family
           Partnership, Jerry Finkelstein, Shirley Finkelstein,
           The Jerry Finkelstein Foundation, Inc., J. Morton
           Davis, D.H. Blair Investment Banking Corp., Rivkalex
           Corporation, Rosalind Davidowitz and Steven Farbman.
    10.22  Subscription Agreement dated July 28, 1999 by and              N                       10.5
           between News Communications, Inc., Wilbur L. Ross,
           Jr., Melvyn I. Weiss and J. Morton Davis.
    10.23  Stock Option Agreement dated July 28, 1999 by and              *                         *
           between News Communications, Inc. and Jerry
           Finkelstein.

    10.24  Letter Agreement dated July 29, 1999 by and  between           *                         *
           Jerry Finkelstein and News Communcations, Inc.
    10.25  Stock Option Agreement dated July 28, 1999 by and              *                         *
           between News Communications, Inc. and Gary Weiss.
    10.26  Stock Option Agreement dated August 16, 1999 by and            *                         *
           between News Communications, Inc. and Paul
           Mastronardi.
    10.27  1999 Stock Option Plan of News Communications, Inc.            *                         *
       21  Subsidiaries of the company.                                   K                         22
       24  Power of Attorney (included on signature page)                 *                         *
       27  Financial Data Schedule                                        *                         *

Notes:

A     Annual Report of the company on Form 10-K for the year ended November 30,
      1987.
B     Registration Statement of the company on Form S-1, No. 33-35484.
C     Registration Statement of the company on Form S-1, No. 33-46467.
D Current Report of the company on Form 8-K relating to events occurring on October 31, 1988.
E Annual Report of the company on Form 10-KSB for the year ended November 30, 1992.
F Annual Report of the company on Form 10-KSB for the year ended November 30, 1994.
G Annual Report of the company on Form 10-KSB for the year ended November 30, 1995.
H Quarterly Report of the company on Form 10-QSB for the quarter ended August 31, 1996.
I Current Report of the company on Form 8-K/A relating to events occurring on February 3, 1997.
J Annual Report of the company on Form 10-KSB/A for the year ended November 30, 1996.
K Annual Report of the company on Form 10-KSB for the year ended November 30, 1997.
L Registration Statement on Form SB-2 (Registration No. 333-67407), declared effective by the SEC on January 14, 1999.
M Annual Report of the company on Form 10-KSB40 for the year ended November 30, 1998.
N Current Report of the company on Form 8-K relating to events occurring on July 28, 1999.
O Current Report of the company on Form 8-K relating to events occurring on December 15, 1999.


*     Filed herewith.

(b) No reports were filed on Form 8-K during the last quarter of fiscal year 1999.

                           News Communications, Inc.
                                  and Subsidiaries






                                      Consolidated Financial Statements
                                      Years Ended November 30, 1998 and 1999 and
                                               One Month Ended December 31, 1999

                                             News Communications, Inc.
                                                       and Subsidiaries

                                                                        Contents

Independent auditors' report...............................................  F-2

Consolidated financial statements:
Balance sheets.............................................................  F-3
Statements of operations...................................................  F-4
Statements of stockholders' equity (deficit)...............................  F-5
Statements of cash flows...................................................  F-6
Notes to consolidated financial statements...........................  F-7- F-28

Independent Auditors' Report

Board of Directors and Stockholders of
 News Communications, Inc.

We have audited the accompanying consolidated balance sheets of News Communications, Inc. and Subsidiaries as of November 30, 1999 and December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended November 30, 1998 and 1999 and the one month ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of News Communications, Inc. and Subsidiaries as of November 30, 1999 and December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended November 30, 1998 and 1999 and the one month ended December 31, 1999, in conformity with generally accepted accounting principles.



February 17, 2000

                                             News Communications, Inc.
                                                       and Subsidiaries


                                                     Consolidated Balance Sheet

                                                                                            November 30,          December 31,
                                                                                                1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current:
 Cash                                                                                        $  1,365,286        $  1,250,288
 Accounts receivable, net of allowance for doubtful accounts of $2,097,366 and                  2,533,288           2,208,904
  $2,031,763
 Due from related parties                                                                          18,200              17,566
 Other                                                                                            226,720             254,838
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      4,143,494           3,731,596
Investment in unconsolidated entities                                                             173,802             171,119
Property and equipment, net                                                                       418,310             405,509
Intangible assets, net                                                                          2,922,561           2,901,533
Other, net                                                                                        153,574             150,449
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             $  7,811,741        $  7,360,206
=============================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                                            $    589,663        $    694,937
 Accrued expenses                                                                               2,077,114           1,962,572
 Due to related parties                                                                         2,835,260           2,823,696
 Unearned revenue                                                                                 150,542             143,015
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                 5,652,579           5,624,220
-----------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                 502,473             492,358
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value; 500,000 shares authorized; 217,835 and 197,835                 217,835             197,835
  shares issued and outstanding, respectively; $2,594,000 and $2,394,000 aggregated liquidation value, respectively
 Common stock, $.01 par value; authorized 100,000,000 shares; 6,888,674 and 7,022,007              68,886              70,219
  shares issued and outstanding, respectively
 Paid-in capital - preferred stock                                                              2,216,540           2,036,540
 Paid-in capital - common stock                                                                20,247,047          20,445,714
 Deficit                                                                                      (20,684,890)        (21,097,951)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                2,065,418           1,652,357
 Less:  Treasury stock (50,333 common shares) - at cost                                           408,729             408,729
-----------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                1,656,689           1,243,628
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             $  7,811,741        $  7,360,206
=============================================================================================================================

         See accompanying notes to consolidated financial statements.

                                                                             News Communications, Inc.
                                                                                      and Subsidiaries


                                                                  Consolidated Statement of Operations

                                                                        Year ended November 30,              One month
                                                                      --------------------------               ended
                                                                                                            December 31,
                                                                       1998                1999                 1999
-------------------------------------------------------------------------------------------------------------------------
Net revenues                                                          $17,822,070         $18,312,254          $1,184,829
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
 Salaries, benefits and outside labor costs                             9,787,867          11,033,731             802,710
 Direct mechanical costs                                                5,658,234           5,664,282             414,466
 General and administrative                                             2,788,938           2,050,731             217,195
 Provision for doubtful accounts                                          699,269           1,967,126              60,500
 Rent, occupancy and utilities                                            881,291             949,158              78,343
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                            19,815,599          21,665,028           1,573,214
-------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                                (1,993,529)         (3,352,774)           (388,385)
Interest expense                                                         (322,970)           (238,341)            (15,360)
-------------------------------------------------------------------------------------------------------------------------
       Loss before minority interest and equity in loss of
        unconsolidated entities                                        (2,316,499)         (3,591,115)           (403,745)
Less:
 Minority interest in income of subsidiary                                178,600              42,399             (10,115)
 Equity in loss of unconsolidated entities                                216,636             200,000              16,667
-------------------------------------------------------------------------------------------------------------------------
Net loss                                                              $(2,711,735)        $(3,833,514)         $ (410,297)
=========================================================================================================================
Loss per common share -
 Basic and diluted                                                         $(1.01)              $(.66)              $(.06)
=========================================================================================================================
Weighted average number of common shares outstanding                    2,721,670           5,767,606           6,904,513
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                             News Communications, Inc.
                                                                                      and Subsidiaries


                                               Consolidated Statement of Stockholders' Equity (Deficit)


Years ended November 30, 1998 and 1999 and one month ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------
                                                                       Paid-in
                                               Preferred stock         capital-               Common stock
                                        ---------------------------    preferred       -------------------------
                                           Shares        Amount          stock            Shares       Amount
-----------------------------------------------------------------------------------------------------------------

Balance, November 30, 1997                200,340          $200,340      $2,077,025           2,737,410  $27,373
Stock issued in connection with
 purchase of Nassau Newspapers                  -                 -               -              48,714      487
Issuance of $10 convertible preferred
 stock                                     20,000            20,000         180,000                   -        -
Stock issued as preferred dividends             -                 -               -               5,876       59
Dividends on preferred stock                    -                 -               -                   -        -
Net loss                                        -                 -               -                   -        -

Balance, November 30, 1998                220,340           220,340       2,257,025           2,792,000   27,919
Rights offering                                 -                 -               -           3,833,333   38,333
Costs associated with offering                  -                 -               -                   -        -
Conversion of 5 shares 10% preferred
 into 3,000 shares of common stock             (5)               (5)        (17,985)              3,000       30
Conversion of 2,500 shares $10
 preferred to 4,167 common stock           (2,500)           (2,500)        (22,500)              4,167       42
Stock issued as preferred dividends             -                 -               -               6,174       62
Issuance of 250,000 shares common stock
 par $.01 at $1.8125                            -                 -               -             250,000    2,500
Dividends on preferred stock                    -                 -               -                   -        -
Net loss                                        -                 -               -                   -        -

Balance, November 30, 1999                217,835           217,835       2,216,540           6,888,674   68,886
Conversion of 20,000 shares $10
 preferred to 133,333 shares of common
 stock                                    (20,000)          (20,000)       (180,000)            133,333    1,333
Dividends on preferred stock                    -                 -               -                   -        -
Net loss                                        -                 -               -                   -        -
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                197,835          $197,835      $2,036,540           7,022,007  $70,219
-----------------------------------------------------------------------------------------------------------------

Years ended November 30, 1998 and 1999 and one month ended December 31, 1999
---------------------------------------------------------------------------------------------------------
                                         Paid-in                                                Total
                                        capital -                                           stockholders'
                                         common                             Treasury           equity
                                          stock            Deficit           stock            (deficit)
---------------------------------------------------------------------------------------------------------
Balance, November 30, 1997              $14,486,654        $(14,049,876)     $(408,729)       $ 2,332,787
Stock issued in connection with
 purchase of Nassau Newspapers                 (487)                  -              -                  -
Issuance of $10 convertible preferred
 stock                                            -                   -              -            200,000
Stock issued as preferred dividends          12,941             (13,000)             -                  -
Dividends on preferred stock                      -             (33,121)             -            (33,121)
Net loss                                          -          (2,711,735)             -         (2,711,735)
---------------------------------------------------------------------------------------------------------
Balance, November 30, 1998               14,499,108         (16,807,732)      (408,729)          (212,069)
Rights offering                           5,711,667                   -              -          5,750,000
Costs associated with offering             (467,709)                  -              -           (467,709)
Conversion of 5 shares 10% preferred
 into 3,000 shares of common stock           17,960                   -              -                  -
Conversion of 2,500 shares $10
 preferred to 4,167 common stock             24,958                   -              -                  -
Stock issued as preferred dividends          10,438             (10,500)             -                  -
Issuance of 250,000 shares common stock
 par $.01 at 1.8125                         450,625                   -              -            453,125
Dividends on preferred stock                      -             (33,144)             -            (33,144)
Net loss                                          -          (3,833,514)             -         (3,833,514)
---------------------------------------------------------------------------------------------------------
Balance, November 30, 1999               20,247,047         (20,684,890)      (408,729)         1,656,689
Conversion of 20,000 shares $10
 preferred to 133,333 shares of common
 stock                                      198,667                   -              -                  -
Dividends on preferred stock                      -              (2,764)             -             (2,764)
Net loss                                          -            (410,297)             -           (410,297)
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1999              $20,445,714        $(21,097,951)     $(408,729)       $ 1,243,628
=========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                             News Communications, Inc.
                                                                                      and Subsidiaries


                                                                  Consolidated Statement of Cash Flows


                                                                                                           One month
                                                                         Year ended November 30,             ended
                                                                       ---------------------------        December 31,
                                                                            1998          1999                1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities of continuing operations:
 Net loss                                                               $(2,711,735)  $(3,833,514)           $ (410,297)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                           485,978       426,891                41,652
    Provision for doubtful accounts                                         699,269     1,967,126                60,500
    Amortization of debt discount                                            99,329             -                     -
    Noncash compensation to officer                                               -       453,125                     -
    Minority interest                                                       178,600        42,399               (10,115)
    Loss from unconsolidated entities                                       216,636       200,000                16,667
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                                 (475,936)   (1,219,763)              263,884
       Other current assets                                                (100,194)       25,496               (28,119)
       Other assets                                                          30,656      (109,096)                3,125
       Related party receivable                                               1,196         8,217                   635
      Increase (decrease) in:
       Accounts payable                                                   1,033,350    (1,070,296)              105,274
       Accrued expenses                                                     421,945       396,079              (114,542)
       Other current liabilities                                             57,135       (44,245)               (7,527)
       Related party payable                                                251,750       (67,178)              (11,564)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities of
          continuing operations                                             187,979    (2,824,759)              (90,427)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities of continuing operations:
 Capital expenditures                                                      (139,949)     (226,527)               (7,823)
 Investment in unconsolidated entities                                     (312,000)     (206,196)              (13,984)
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities of continuing
          operations                                                       (451,949)     (432,723)              (21,807)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities of continuing operations:
 Proceeds from common stock                                                 200,000             -                     -
 Proceeds from rights offering                                                    -     5,750,000                     -
 Costs associated with rights offering                                            -      (467,709)                    -
 Principal payments on notes payable                                       (150,000)     (750,000)                    -
 Dividend on preferred stock                                                (33,121)      (33,144)               (2,764)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities of
          continuing operations                                              16,879     4,499,147                (2,764)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in discontinued operations                                    (53,908)            -                     -
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                            (300,999)    1,241,665              (114,998)
Cash, beginning of period                                                   424,620       123,621             1,365,286
-----------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                     $   123,621   $ 1,365,286            $1,250,288
=======================================================================================================================
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                               $   171,249   $   175,654            $   12,188
 Stock issued as preferred dividend                                          13,000        10,500                     -
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements



1.       Organization and       Description of Business -  News Communications, Inc., a Nevada
         Industry Segment       corporation, is primarily engaged, through various wholly-owned and majority-owned subsidiaries, in the publication and
                                distribution of advertiser-supported, community-oriented
                                newspapers. The Company's publishing subsidiaries are Access
                                Network Corp. ("Access"), Manhattan Publishing Corp. ("MPC"),
                                Tribco Incorporated ("Tribco"), Dan's Papers, Inc. ("DPI"),
                                Parkchester Publishing Co., Inc. ("Bronx Press Review"), Nassau
                                Community Newspaper Group, Inc. ("Nassau Newspapers"), Capitol
                                Hill Publishing, Inc. ("Capitol Hill"), Brooklyn Newspaper
                                Publishing, Inc. ("Brooklyn"), West Side Newspaper Corp. ("West
                                Side") and South Shore Publishers, Inc. ("South Shore"). News
                                Communications, Inc. and Subsidiaries (the "Company") function in one industry segment, which is the news publication business.

                                Change in Year-End - In December 1999, the Company elected to change its year-end to December 31 from November 30. This change was made effective December 31, 1999.

2.       Summary of             Principles of Consolidation - The consolidated financial
         Significant            statements of the Company include the accounts of the parent
         Accounting Policies    company and its wholly-owned and majority-owned subsidiaries.
                                Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

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

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements



                                Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:


                                                                                   Years
-----------------------------------------------------------------------------------------------
Furniture, fixtures and office equipment                                            5-10
Leasehold improvements                                                       Shorter of useful
                                                                             life of asset or
                                                                             length of lease
Computer equipment                                                                    5
Distribution boxes                                                                    5
-----------------------------------------------------------------------------------------------


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

                                Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $150,542 and $143,015 at November 30, 1999 and
                                December 31, 1999, respectively, represent future advertisements that have been paid for by customers in advance.

                                Direct Mechanical Costs - Production and distribution-related expenses are classified as direct mechanical costs.

                                Seasonality - One of the Company's publications (which generated approximately 24% of revenues in fiscal 1998 and 1999 and
                                approximately 14% for the one month ended December 31, 1999) is a resort-area newspaper, that earns a significant portion of its revenue during the summer months.

                                Concentration of Customers - The majority of the Company's customers are located in four of the boroughs of New York City, in Nassau County and Eastern Long Island.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

                                Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.
                                The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one
                                institution that exceeds federally insured limits is subject to credit risk. As of November 30, 1999 and December 31, 1999, the
                                Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

                                Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of Preferred stock. Diluted loss per share has not been
                                presented for the years ended November 30, 1998 and 1999 and the one month ended December 31, 1999, as the effects of stock options would be anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ending November 30, 1998 and 1999 and the one month ended December 31, 1999.

                                For the years ended November 30, 1998 and 1999 and the one month ended
                                December 31, 1999, options to purchase 627,713, 867,183 and 1,618,332 shares of common stock, warrants to purchase 600,000, 566,667 and 566,667 shares of common stock and convertible preferred shares of 409,885,
                                402,971 and 371,658, respectively, were not included in the computation of diluted loss per share because the effect would be antidilutive.

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


                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

                                Stock Options - The Company accounts for stock options in
                                accordance with SFAS No. 123 "Accounting for Stock Based
                                Compensation," which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options.  The Company has elected to use the current intrinsic value method.

                                Long-Lived Assets - Long-lived assets, such as intangibles and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated
                                undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 1999.

                                Restatement - The financial statements and related notes have been restated to give retroactive effect to a one-for-three reverse stock split on January 19, 1999.

                                Segment Information - The Company adopted SFAS No. 131,
                                "Disclosures about Segments of an Enterprise and Related
                                Information" for fiscal 1999.  The statement requires disclosure of certain financial information related to operating segments.
                                The Company has determined that it operates in one reportable segment.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

3.       Property and Equipment            Major classes of property and equipment are as
                                           follows:
                                                     November 30,           December 31,
                                                         1999                  1999
-----------------------------------------------------------------------------------------
Leasehold improvements                                  $269,703               $225,180
Computer equipment and software                          421,725                424,448
Machinery and equipment                                   20,235                  8,139
Furniture, fixtures and office
  equipment                                              103,358                103,357
Distribution boxes                                        73,763                 73,763
-----------------------------------------------------------------------------------------
                                                         888,784                834,887
Less:  Accumulated depreciation and
 amortization                                            470,474                429,378
-----------------------------------------------------------------------------------------
Property and equipment, net                             $418,310               $405,509
=========================================================================================

                                Depreciation expense for the years ended November 30, 1998 and
                                1999 amounted to $166,337 and $168,411, respectively.
                                Depreciation expense for the one month ended December 31, 1999 amounted to $20,624.

4.       Intangible Assets      Intangible assets consist of goodwill and tradenames. Intangibles are amortized on a straight-line basis over their estimated lives, which vary from 10 to 20 years. Tradenames and goodwill as of November 30, 1999 and December 31, 1999 consisted of:


                                               November 30,       December 31,
                                                                                  Useful lives
----------------------------------------------------------------------------------------------
Goodwill                                        $2,117,708         $2,117,708     10-20 years
Tradenames                                       2,850,000          2,850,000     10-20 years
----------------------------------------------------------------------------------------------
                                                 4,967,708          4,967,708
Less:  Accumulated amortization:
      Goodwill                                     883,496            893,649
    Tradenames                                   1,161,651          1,172,526
----------------------------------------------------------------------------------------------
                                                $2,922,561         $2,901,533
==============================================================================================

                                Amortization expense of $297,483 and $258,480 was recognized for the years ended November 30, 1998 and 1999, respectively.
                                Amortization expense for the one month ended December 31, 1999 amounted to $21,028.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

5.       Related Parties        Short-term note payable in the amount of $1,000,000 at November
                                30, 1999 and December 31, 1999 consisted of a promissory note due to a principal shareholder of the Company, which is included in due to related party. The note was originally due on June 21,
                                1999, but was extended until January 31, 2000. The note has a stated interest rate of 8.5 percent per annum. Interest is payable quarterly commencing July 1, 1996. As of November 30,
                                1999, accrued interest was approximately $184,000. As of December
                                31, 1999, accrued interest was approximately $191,000. As
                                additional consideration for the promissory note, in 1996
                                detachable warrants to purchase 66,667 shares of the Company's common stock at $7.50 per share were issued to the lender and, accordingly, $64,000 of the proceeds of the promissory note were allocated to the detachable warrants and included in additional paid-in capital - common stock. All of the assets of the Company, as well as all of the outstanding common stock of Tribco and
                                Access, are pledged as collateral for the note.

                                Short-term note payable in the amount of $1,500,000 at November
                                30, 1999 and December 31, 1999 consisted of a promissory note due to an affiliate of a principal shareholder and officer of the
                                Company. The note was originally due on December 31, 1998, but was extended until January 31, 2000. The note has a stated
                                interest rate of 9.75 percent per annum. Interest is payable monthly commencing December 1, 1997. As additional consideration for the note payable, warrants to purchase 100,000 shares of the
                                Company's common stock at $6.75 per share were issued to the lender and, accordingly, $91,800 of the proceeds of the note were allocated to the warrants in 1997 and included in additional paid-in capital - common stock. The loan was made to DPI, and all of the assets of DPI are pledged as collateral for the note.

                                Interest expense for the years ended November 30, 1998 and 1999, relating to the above notes was approximately $231,000. Interest expense for the one month ended December 31, 1999 amounted to approximately $19,000.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

                                On January 31, 2000 the Company sold an aggregate of 1,548,869 shares of common stock at a price of $1.75. The proceeds of the sale were used to pay the $1,000,000 and $1,500,000 short-term notes payable referred to above, along with the accrued interest in the amount of $210,520.

                                Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to
                                approximately $52,000 and $66,000 for the years ended November
                                30, 1998 and 1999, respectively. Rent expense for the one month ended December  31, 1999 amounted to approximately $6,300.  The lease payment is adjusted annually based on the Consumer Price
                                Index as of November. The lease term is for ten years with a renewal option of five years. The original lease term expired on
                                October 31, 1998. A new lease was entered into on October 31,
                                1998 with the same terms as the original lease.

                                Amounts owed to an officer of a subsidiary of the Company for a bonus and expenses amounted to approximately $43,000 at November
                                30, 1999 and December 31, 1999. Amounts due to another officer of a subsidiary of the Company for a bonus and expenses amounted to approximately $73,000 and $60,000 at November 30, 1999 and
                                December 31, 1999, respectively.  Amounts due to other employees for bonuses amounted to $35,000 and $25,000 at November 30, 1999 and December 31, 1999, respectively.

                                Revenues from related parties amounted to $44,750 and $24,350 during the years ended November 30, 1998 and 1999, respectively.
                                Revenues from related parties for the one month ended December
                                31, 1999 amounted to $-0-.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

6.       Fair Value of          SFAS No. 107, "Disclosures about Fair Value of Financial
         Financial              Instruments," and SFAS No. 119, "Disclosure about Derivative
         Instruments            Financial Instruments and Fair Value of Financial Instruments,"
                                require the disclosure of the fair value of financial
                                instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments include cash, trade receivables, trade payables and current and long-term debt. The carrying value of the Company's financial instruments approximates fair value. The fair values of cash, net accounts receivable, trade payables and short-term debt approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is estimated based on discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.

7.       Leases                 The Company leases all operating facilities under operating leases expiring through October 2008. Rent expense under
                                operating leases was approximately $513,000 and $560,000 for the years ended November 30, 1998 and 1999, respectively. Rent expense for the one month ended December 31, 1999 was
                                approximately $46,000.

                                The future minimum payments under noncancelable operating leases consisted of the following at December 31, 1999:


Fiscal year ending December 31,                                               Operating leases
-----------------------------------------------------------------------------------------------
2000                                                                                 $  565,677
2001                                                                                    395,567
2002                                                                                    392,122
2003                                                                                    360,743
2004                                                                                    269,183
Thereafter                                                                              182,179
-----------------------------------------------------------------------------------------------
                                                                                     $2,165,471
===============================================================================================

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


                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

8.       Commitments and        The Company has an employment agreement expiring in 2007 with the
         Contingencies          President of DPI. The agreement stipulates an annual salary of
                                $144,000, adjusted for increases in the Consumer Price Index, plus a bonus in each fiscal year based on net profits (as
                                defined) of DPI, and fringe benefits of approximately $50,000 annually.

                                The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues (net of agency commissions) for the full fiscal year prior to exercise of the option. At November 30, 1999 and December 31, 1999, the value of the put option based on the aforementioned formula was
                                approximately $1.4 million. The option is related to the 1988 acquisition of DPI by the Company.

                                In July 1999, NCI entered into a five-year employment agreement with the CEO and president of the Company. The agreement
                                stipulates a base salary of $185,000 (adjusted for increases in the consumer price index), bonuses and other benefits. In
                                addition, the agreement also calls for the awarding of 250,000 shares of the Company's common stock and options for 830,000 shares of the Company's common stock (see Note 9). Compensation expense associated with the above transaction amounted to
                                approximately $657,000 and is included in the year ended November
                                30, 1999 salaries benefits and outside labor costs expense.


                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

                                In August 1993, the Chairman of the Board entered into a
                                five-year employment agreement with the Company. In October 1996, the agreement was amended to extend the employment period through
                                August 2003. The agreement called for an annual salary of
                                $195,000 and certain other benefits. Stock options for 100,000 shares of the Company's common stock at an exercise price of approximately $7.14 per share, which were awarded to the Chairman in connection with the agreement, expired on August 31, 1998. At his request, the Company will also provide the Chairman of the
                                Board with medical and other benefits and perquisites, including reimbursement for expenses relating to maintenance of appropriate office space for him, including rent and secretarial costs. The
                                Chairman of the Board may terminate the agreement at any time on at least 10 days' notice to the Company. In the event of his permanent disability or death, amounts of salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement. In July
                                1999, the agreement was modified reducing the annual salary to
                                $95,000 and the chairman of the board received a one-time payment of $150,000. The $150,000 is being amortized over the remaining four years of the agreement. In addition, all of the Chairmans'
                                unexpired options were extended to July 2004.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

9.       Common Stock           At November 30, 1999 and December 31, 1999, the Company has
                                approximately 3,152,506 and 3,019,173 shares of common stock, respectively, reserved for issuance upon conversion of
                                outstanding preferred stock and exercise of options and warrants.

                                In January 1999, there was a one-for-three reverse stock split for the Company's common stock.

                                In January 1999, the Company distributed 6,174 shares of its common stock in payment of $500 dividend per share due holders as of September 19, 1999 on each of the 21 shares of 10%
                                nonvoting convertible preferred stock.

                                In February 1999, the Company completed a stock rights offering of 3,833,333 shares of its common stock at $1.50 per share for gross proceeds of $5,750,000.

                                In July 1999, the Company issued 250,000 shares of its common stock to an officer of the Company in accordance with the terms of his agreement (see Note 8).

                                In May 1999, the Company converted 2,500 shares of $10 preferred stock to 4,167 shares of common stock.

                                During the year ended November 30, 1999, the Company converted five shares of its 10% preferred stock to 3,000 shares of common stock.

                                In December 1999, the Company converted 20,000 shares of $10 preferred stock to 133,333 shares of common stock.


                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

10.      Preferred Stock        Preferred stock consisted of the following:

                                                   November 30, 1999      December 31, 1999
---------------------------------------------------------------------------------------------
10% nonvoting convertible preferred stock,
   1,250 shares authorized; 21 shares issued
   and outstanding, $500 per share per annum
   cumulative dividends, $105,000 liquidation
   value.                                                $       21            $       21
8% convertible preferred stock, 500 shares
   authorized, 114 shares issued and
   outstanding, $80 per share per annum
   cumulative dividends, $114,000 liquidation
   value.                                                       114                   114
12% convertible preferred stock, 200 shares
   authorized, 200 shares issued and
   outstanding, $120 per share per annum
   cumulative dividends, $200,000 liquidation
   value.                                                       200                   200
$10 convertible preferred stock, 220,000
   shares authorized, 217,500 and 197,500
   issued and outstanding, $2,175,000 and
   $1,975,000 liquidation value, respectively.              217,500               197,500
==============================================================================================
 (a)      The 10% nonvoting  convertible  preferred stock is redeemable at the option of the
          Company,  under  certain  circumstances.  The holders can  convert  their  shares of preferred  stock  into  shares of common  stock at the rate of 600  shares of common stock  for  each  share  of  preferred  stock,  subject  to  standard  anti-dilution provisions.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


                                During 1999, holders of the Company's 10% convertible preferred stock converted 5 shares into 3,000 shares of common stock. As a result, common stock at par increased by $30, additional paid-in capital - common stock increased by $17,960, preferred stock at par decreased by $5 and additional paid-in capital - preferred stock decreased by $17,985.

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

                                During the years ended November 30, 1998 and 1999, cash dividends totaling $33,121 and $33,144, respectively were paid to the holders of the 8% convertible preferred stock and the 12%
                                convertible preferred stock.

                           (c)  In October 1996, the Company entered into an agreement with a group of investors to which the Company issued 200,000 shares of a newly designated $10.00 convertible preferred stock and warrants to purchase 266,667 shares of common stock at $6.00 per share
                                (see Note 14) for an aggregate consideration of $2,000,000. In April
                                1998, the Company entered into an agreement pursuant to which the
                                Company issued 20,000 shares of $10.00 convertible preferred stock for an aggregate consideration of $200,000. The holders of $10 convertible preferred stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the
                                Company. In July 1999, the $10 convertible preferred stockholders waived this right through July 2004.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


                                During 1999, holders of the Company's $10 convertible preferred stock converted 2,500 shares into 4,167 shares of common stock.
                                As a result, common stock at par increased by $42, additional paid-in-capital common stock increased by $24,958, preferred stock at par decreased by $2,500 and additional paid-in-capital preferred stock decreased by $22,500.

                                During December 1999, holders of the Company's $10 preferred stock converted 20,000 shares into 133,333 shares of common stock. As a result, common stock at par increased by $1,333, additional paid-in-capital common stock increased by $198,667, preferred stock at par decreased by $20,000 and additional paid-in-capital preferred stock decreased by $180,000.

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

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

11.      Stock-Based            SFAS No. 123, "Accounting for Stock-Based Compensation,"
         Compensation           establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has elected, as permitted by SFAS No. 123, to account for its
                                employee plans using the intrinsic value based method of
                                accounting prescribed by Accounting Principles Board ("APB")
                                Opinion No. 25. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS No. 123 accounting standard had been adopted. The fair value of options for purposes of the SFAS No. 123 pro forma disclosures has been estimated using a Black-Scholes option pricing model. No options were granted by the Company during 1998.

                                In July 1999, the Company entered into a stock option agreement with an officer of the company.  The Company granted options to purchase 830,000 shares of common stock at an exercise price of
                                $1.8125 per share.  The options vest in four equal installments of 207,500 shares commencing in July 2000.

                                In July 1999, the Company entered into a stock option agreement with two directors for five year options to purchase an aggregate of
                                350,000 shares of common stock at an exercise price of $2.25 per share.
                                The options are immediately exercisable.

                                In August 1999, the Company entered into a stock option agreement with an officer for options to purchase 100,000 shares of common stock at an exercise price of $1.625 per share.  The options vest in four equal installments of 25,000 shares, commencing in August 2000.

                                Information regarding the Company's stock option plans is as follows:

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


                            (a)  Stock Option Plan - The Company has a Stock Option Plan (the
                                "Plan") pursuant to which it has reserved authorized, but
                                unissued, shares of common stock for issuance of both qualified incentive stock options and non-qualified stock options to employees, officers and directors of the Company. Under the Plan, a maximum of 122,222 shares of common stock is available for issuance. The option price will be the fair market value (110% of the fair market value for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock)
                                as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. At November 30, 1998 and 1999 and
                                December 31, 1999, 45,000, 39,999 and 39,999 options were
                                exercisable, respectively. The following is a summary of
                                transactions:

                                              November 30,        December 31,
                                           1998         1999           1999
-----------------------------------------------------------------------------------
Outstanding, beginning of period            45,555       45,000        39,999
Granted during the period                        -            -             -
Terminated during the period                  (555)      (5,001)            -
-----------------------------------------------------------------------------------
Outstanding, end of period(1)               45,000       39,999        39,999
===================================================================================

(1) With an exercise price per share ranging from $6.00 to $9.38, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992, and the one-for-three reverse stock split which occurred on January 19, 1999.
     The weighted average exercise price per share at November 30, 1998 and 1999 and December 31, 1999 was $7.20, $7.22 and $7.22, respectively.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


     At November 30, 1998 and 1999 and December 31, 1999, there were 77,222, 82,223 and 82,223 shares (after giving effect to the December 15, 1995 amendment to the stock option plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants, respectively.

(b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 666,667 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and nonincentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended November 30, 1999 and 1998.

     On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 3,333 shares of common stock at the market price on the date of the grant. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 1999, options to purchase 30,000 shares of common stock were granted at an exercise price of $1.625 per share.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

     The following is a summary of transactions relating to the Directors and Officers Stock Option Plans:


                                                                  November 30,
                                                         ----------------------------     December 31,
                                                               1998          1999             1999
------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                                  666,833       498,500          368,333
Expired during the year                                        (168,333)     (160,167)              --
Granted during the year                                              --        30,000               --
------------------------------------------------------------------------------------------------------
Outstanding, end of year (1)                                    498,500       368,333          368,333
======================================================================================================

     (1) With an exercise price per share ranging from $1.63 to $8.07. The weighted average exercise price at November 30, 1999 and December 31, 1999 was $6.05 per share.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1999, risk-free interest rates from 5.75% to 5.82%; volatility factor of the expected market price of the Company's Common Stock of 45.8%; and a weighed-average expected life of the options of 4.97 years. The Company's pro forma information relative to the Company's option plan is as follows:

                                                               One month
                                         Year ended              ended
                                          November              December
                                          30, 1999              31, 1999
------------------------------------------------------------------------------
Pro Forma Net Loss:

Net loss as reported                    $  (3,833,514)       $  (410,297)

Additional compensation
expense under SFAS #123                      (426,184)           (55,674)

------------------------------------------------------------------------------
                                          $(4,259,703)       $  (465,971)
==============================================================================

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


                      During the year ended November 30, 1998, no options were granted and therefore pro forma information has only been presented for the year ended November 30, 1999 and the one month ended December 31, 1999.

12.     Stock         At December 31, 1999, the Company has 566,667 shares of
        Warrants      stock reserved for issuance upon exercise of warrants.
                      Information regarding the Company's warrants outstanding is as follows:

                      Non-Redeemable Warrants - At November 30, 1998 and 1999 and December 31, 1999, the Company had outstanding 600,000, 566,667 and 566,667 nonredeemable warrants, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $6.00 to $7.50 per share. The warrants are all currently exercisable and expire on the following dates:

                        Number of warrants                  Expiration date
                      -------------------------------------------------------
                             200,000                       May 2001
                             266,667                       October 2001
                             100,000                       November 2002
                      -------------------------------------------------------

                      There were no exercises of non-redeemable warrants during the years ended November 30, 1999 and 1998. All of the warrants that expire May 2001 were issued to a principal shareholder of the Company, of which 66,667 were issued in connection with a promissory note (see Note 5) and 133,333 were issued as consideration for consulting services. The 266,667 warrants expiring in October 2001 were issued with the $10 convertible preferred stock (see Note 11) All of the warrants that expire November 2002 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note (see Note 5).

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


13.      Income Taxes           The Company has a deferred tax asset amounting to approximately
                                $7,300,000 at November 30, 1999 and $7,500,000 at December 31,
                                1999, principally relating to net operating loss carryforwards and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation
                                allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of carryforwards giving rise to uncertainty as to whether the deferred tax asset is realizable. No amount of current or
                                deferred federal or state income tax is presented.
                                As of November 30, 1999 and December 31, 1999, the Company had
                                net operating loss income tax carryforwards of approximately
                                $13.3 million and $13.7 million, respectively, which expire in the years 2004 through 2018.

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements

14.      Summary Results of     One month ended December 31, 1998               Unaudited
         Operations
                              ---------------------------------------------------------------------
                                Revenue                                                  $1,263,740
                                Total operating expenses                                  1,503,932
                                Loss from operations                                       (240,192)
                                Taxes                                                             -
                                EPS                                                            (.10)
                              ---------------------------------------------------------------------

                                              News Communications, Inc.
                                                       and Subsidiaries

                             Notes to Consolidated Financial Statements


15.   Recent            In June 1998, the FASB issued SFAS No. 133, "Accounting
      Accounting        for Derivative Instruments and Hedging Activities". SFAS
      Standards         No. 133 requires companies to recognize all derivative
                        contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

16.   Significant       During the fourth quarter of the year ended November 30,
      Fourth            1999, the Company recorded a significant adjustment,
      Quarter           which increased the net loss by approximately
      Adjustments       $1,442,000. The adjustment was to record an additional
                        reserve for uncollectable receivables for approximately
                        $1,442,000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEWS COMMUNICATIONS, INC.


                                 By  /s/ Steven Farbman
                                    ----------------------------------
                                                  Steven Farbman,
                                 President and Chief Executive Officer

     Each person whose signature appears below hereby constitutes and appoints either Wilbur L. Ross, Jr. or Michael Schenkler his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying all that said attorney-in-fact and agent or his substitute or substitutes, or any of them, may lawfully do or cause to be done by virtue hereof.

     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

            Signature                               Title                           Date
/s/ Steven Farbman                 President and Chief Executive Officer    February ___, 2000
-------------------------------    (Principal Executive Officer)
Steven Farbman

/s/  Wilbur L. Ross, Jr.           Director                                 February ___, 2000
-----------------------------
Wilbur L. Ross, Jr.

                                   Director                                 February ___, 2000
-----------------------------
Jerry Finkelstein

/s/  Michael Schenkler             Director                                 February ___, 2000
-----------------------------
Michael Schenkler

/s/ Paul Mastronardi               Chief Financial Officer                  February ___, 2000
-----------------------------
Paul Mastronardi

/s/ Robert Berkowitz               Controller                               February ___, 2000
-----------------------------
Robert Berkowitz

                                   Director                                 February ___, 2000
-----------------------------
Steven Price

                                   Director                                 February ___, 2000
-----------------------------
Martin A. Bell

                                   Director                                 February ___, 2000
-----------------------------
Robert E. Nederlander

/s/  Gary Weiss                    Director                                 February ___, 2000
-----------------------------
Gary Weiss

/s/ Martin Mendelsohn              Director                                 February ___, 2000
-----------------------------
Martin Mendelsohn