Form 10QSB
period 2000-03-31
NEWS COMMUNICATIONS INC
filed 2000-05-12
CIK 794487

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________     to _______________

                        Commission File Number 0-18299
                           NEWS COMMUNICATIONS, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

           Nevada                                     13-3346991
     ------------------                            -----------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                    2 Park Avenue, New York, New York 10016
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 689-2500
                                ---------------
                          (Issuer's telephone number)

                   ------------------------------------------
                 (Former name, former address and former fiscal
                         if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2000, 8,568,162 shares of the issuer's common stock were outstanding.

 Transitional Small Business Disclosure Format  (check one)  Yes      No   X
                                                                 ---      ---



                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            PAGE
PART I.             Financial Information

Item 1.             Financial Statements

                    Unaudited Consolidated Balance Sheet
                    at March 31, 2000...................................      3

                    Unaudited Consolidated Statements of
                    Operations for the three months ended
                    March 31, 2000 and February 28, 1999................      5

                    Unaudited Consolidated Statements of Cash
                    Flows for the three months ended
                    March 31, 2000 and February 28, 1999................      6

                    Notes to Consolidated Financial Statements..........      8

 Item 2.            Management's Discussion and Analysis
                    or Plan of Operation................................     10

PART II.            Other Information...................................     13

 Item 6.            Exhibits and Reports on Form 8-K....................     13

Signatures..............................................................     14

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000
                                  (UNAUDITED)

Assets:
Current Assets:

  Cash                                           $  343,928
  Accounts receivable - net of allowance for
     doubtful accounts of $2,065,255              2,302,537
  Due from related parties                           15,369
  Other                                             102,211
                                                 ----------

  Total Current Assets                            2,764,045

Property and equipment at cost- net                 807,593
Intangible assets - net                           2,838,449
Other - net                                         155,944
                                                 ----------

  Total Assets                                   $6,566,031
                                                 ==========

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000
                                  (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                               $  1,951,036
  Accrued expenses -
             Payroll                                                                  361,429
             Other                                                                    371,930
  Unearned revenue                                                                    145,557
  Capital lease, current                                                               16,102
                                                                                 ------------

  Total current liabilities                                                         2,846,054
                                                                                 ------------

Capital lease, non-current                                                             61,723
                                                                                 ------------
Minority interest                                                                     531,508
                                                                                 ------------
Stockholders' Equity:
  Preferred Stock, $1.00 Par Value; 500,000 Shares Authorized: 197,535 shares
   Issued and Outstanding: $2,094,000 aggregate liquidation value                     197,535

 Common Stock, $.01 Par Value; Authorized 100,000,000
   Shares; 8,618,495 Shares Issued and Outstanding                                     86,184

 Paid-in-Capital Preferred Stock                                                    1,748,350

 Paid-in-Capital Common Stock                                                      23,428,760

 (Deficit)                                                                        (21,925,354)
                                                                                 ------------

 Total                                                                              3,535,475
 Less: Treasury Stock, 50,333 Shares - At Cost                                       (408,729)
                                                                                 ------------

 Total Stockholders' Equity                                                         3,126,746
                                                                                 ------------

Total Liabilities and Stockholders' Equity                                       $  6,566,031
                                                                                 ============

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                   ------------------
                                          March 31, 2000       February 28, 1999
                                          --------------       -----------------
                                                       Unaudited
                                                       ---------

Net Revenues                                $3,949,603            $ 3,279,176
                                            ----------            -----------

Expenses:
 Editorial                                     393,946                348,446
 Production and Distribution                 1,443,692              1,534,967
 Selling                                       955,018                789,277
 General and Administrative                  1,844,988              1,460,242
 Depreciation and Amortization                 103,917                104,314
                                            ----------            -----------

 Total Expenses                              4,741,561              4,237,246
                                            ----------            -----------

Operating Loss                                (791,958)              (958,070)

Gain on Disposal of Unconsolidated
  Entity                                        22,762                      -
                                            ----------            -----------

Loss Before Interest, Minority
  Interest in Income of Subsidiary and Taxes  (769,196)              (958,070)

Interest Expense                                15,912                100,599
Minority Interest in Income of Subsidiary       39,150                      -
                                            ----------            -----------

Net Loss Before Taxes                         (824,258)            (1,058,669)

Tax Expense                                      2,864                 17,912
                                            ----------            -----------

Net Loss                                    $ (827,122)           $(1,076,581)
                                            ==========            ===========

Net Loss Per Share - Basic and Diluted           $(.10)                 $(.36)
                                            ==========            ===========

Weighted Average Shares Outstanding          8,034,769              2,997,223
                                            ==========            ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                   --------------------------------------------
                                                      March 31, 2000        February 28,1999
                                                   --------------------  ----------------------
                                                                    Unaudited
                                                                    ---------
Cash Flows from Operating Activities:
  Net Loss                                               $(827,122)            $(1,076,581)
  Adjustments to Reconcile Net Loss to
     Net Cash Used in Operating Activities:
   Depreciation and Amortization                           103,917                 104,314
   Provision for Doubtful Accounts                         181,350                  68,000
    Minority Interest                                       39,150                       -
    Gain on Sale of Unconsolidated Entity                  (22,762)                      -

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                   (274,983)                194,901
    Other Current Assets                                   152,627                 198,331
    Due from Related Parties                                 2,196                 (17,823)
    Other Assets                                            (5,495)                (63,909)
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                 (105,557)               (301,934)
    Unearned revenue                                         2,542                       -
    Due to Related Parties                                (191,250)                      -
                                                         ---------             -----------

Net Cash Used in Operating Activities -                   (945,387)               (894,701)
    Forward


                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Three Months Ended
                                                ----------------------------
                                                 March 2000   February 1999
                                                ------------  --------------
                                                         Unaudited
                                                       --------------

Net Cash Used in Operating Activities -
    Forwarded                                      (945,387)       (894,701)
                                                -----------     -----------

Cash Flows from Investing Activities:
Capital Expenditures                               (362,334)         (7,245)
Investment in Unconsolidated Entity                 (31,119)          3,897
Proceeds from Sale of Unconsolidated Entity         225,000               -
                                                -----------     -----------

Net Cash Used in Investing Activities              (168,453)         (3,348)
                                                -----------     -----------

Cash Flows from Financing Activities:
  Payment of Capital Lease Obligations               (2,759)              -
  Proceeds from Notes Payable                             -       1,200,000
  Principal Payments Notes Payable                        -      (1,950,000)
  Net Proceeds from Issuance of Common Stock      2,710,521       5,355,467
  Payment of Related Party Notes Payable         (2,500,000)              -
  Dividend on Preferred Stock                          (282)         (8,280)
                                                -----------     -----------

Net Cash Provided by Financing Activities           207,480       4,597,187
                                                -----------     -----------

Net Increase (Decrease) in Cash                    (906,360)      3,699,138

Cash - Beginning of Periods                       1,250,288         123,621
                                                -----------     -----------

Cash - End of Periods                           $   343,928     $ 3,822,759
                                                ===========     ===========


Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest                                     $       628     $    85,941
 Capital lease obligation incurred              $    80,584            -

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

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999 and the one month ended December 31, 1999 and the related audited financial statements included therein.

In December 1999, NCI changed its fiscal year end from November 30 to December
31.

Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

B. Loss per Share:
   --------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2000 and February 28, 1999.

C. New Authoritative Accounting Pronouncements:
   --------------------------------------------

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


D. Intangible Assets:

 A breakdown of Intangible Assets is as follows:

                                         Cost    Amortization     Net
                                       ---------   ---------   ---------
  Goodwill                             2,117,708     892,135   1,225,573
  Tradenames                           2,850,000   1,237,124   1,612,876
                                       ---------   ---------   ---------
                                       4,967,708   2,129,259   2,838,449
                                       =========   =========   =========


E. Common Stock:
   -------------

On January 31, 2000 we sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds of the sale of shares was used to pay the $2,710,521 unpaid principal balance and accrued interest on our indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross.


F. Sale of Unconsolidated Subsidiary:
   ----------------------------------

On March 1, 2000, we completed the sale of our 50% interest in the New York Blade News to our partner, the Washington Blade, Inc., for $225,000 resulting in a net gain on the sale of $22,762.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Effect of Change in Fiscal Year-End

Due to the change in our fiscal year-end from November to December at the end of 1999, the first quarter of fiscal 1999 included the months of December 1998 and January and February 1999 while the first quarter of fiscal 2000 included the months of January, February and March 2000. Therefore, our management discussion will compare these slightly different time periods, referring to them as first quarter 1999 and first quarter 2000. The net effect in this quarter is not, in the opinion of the Company, significant.

Results of Operations:

Three Months Ended March 31, 2000 Compared To Three Months Ended February 28,
1999

Revenues

On a consolidated basis, revenue for the first quarter of 2000 was $3,949,603 compared to $3,279,176 in the first quarter of 1999 representing a 20.4% increase. All three categories of advertising (display, classified and legal notice) grew in the first quarter of 2000 over the first quarter of 1999. Display advertising, which represented 70% of total revenues in the quarter improved by 24.9%, classified grew by 20.7% and legal notice advertising reported 17.3% growth.

Among our individual operating units, total revenue at The Hill more than doubled with the strength coming from display advertising. Last year the first quarter was negatively impacted by President Clinton's impeachment hearings, but nonetheless, the growth was impressive. Dan's

Paper's total revenues grew by 24.8%, with both display and classified growing significantly. An increase in glossy cover-stock advertisers was a big factor in display growth. The Queens Tribune's revenues increased by 21.9%, with classified and legal advertising showing the most strength. Our Manhattan newspapers reported an increase in revenues of 10.7% despite showing a small decrease in classified advertising. Display advertising grew by more than 40%.

Operating Expenses


Operating expenses for the first quarter of 2000 were $4,741,561 an increase of $504,315 or 11.9% compared to operating expenses of $4,237,246 during the first quarter of 1999. Approximately $150,000 of that increase resulted from certain estimates that are now being recorded throughout the year rather than at the end of the year, as had been the practice in prior years. In addition, our investment in new senior management did not occur until the third quarter of 1999.

Editorial expenses increased by 13.1% reflecting our desire to increase our investment in the content side of our publications. Production and distribution expenses were down by 5.9% despite a large increase in advertising revenues. This is a result of better management of advertising to editorial ratios and an emphasis on generating higher revenue per ad page. Selling expenses were up by 21.0% as a result of higher display advertising revenues. Overall, gross profit margins improved to 53.5% in the first quarter of 2000 from 42.6% in the first quarter of 1999. General and administrative expenses increased by 26.3% due to several factors. As described earlier, we are now making certain estimates throughout the year that in the past have been expensed in the fourth quarter. Therefore, there will be higher expenses throughout the year, which will be offset by not having to record these expenses at the end of the year. Management believes this is a more accurate way to look at our business. Some of these items include: reserves for doubtful accounts, minority interest in one of our subsidiaries, and executive bonuses. In addition, we invested in new senior management in August of 1999, which in effect created two new senior level positions.

Net Income

The net loss of $827,122 in the first quarter of 2000 represented a 23% improvement or $249,459 less than the loss of $1,076,581 in the first quarter of 1999. The loss of $.10 per share in the first quarter of 2000 was an improvement of $.26 per share compared to the loss of $.36 per share in the first quarter of 1999. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the gain on the sale of an unconsolidated subsidiary, were reduced by 14.8% in the first quarter of 2000 to a loss of $727,191 from a loss of $853,756 in the first quarter of 1999. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Sale of New York Blade News

On March 1, 2000, we completed the sale of our 50% interest in the New York Blade News to our partner, the Washington Blade, Inc. Two and half years after entering the New York gay and lesbian market we decided it was in the best interest of NCI to eliminate the losses associated with this venture and focus on building our core properties. Since the New York Blade News has never been profitable, the net effect of the sale will be to save our share of the ongoing losses, which in 1999 were approximately $200,000. We also free up valuable time and energy from certain senior executives in our Manhattan office who were overseeing our involvement in the newspaper.

Retirement of Outstanding Indebtedness

On January 31, 2000, we effectively converted our outstanding indebtedness of $2,500,000 into equity. See paragraph on liquidity and capital resources. As a result we expect to save over $200,000 in interest payments during 2000. In the first quarter of 2000 interest expense was $15,912 compared to $100,599 in the first quarter of 1999.

Liquidity and Capital Resources

During the first quarter of 2000, the total cash used in operations was $945,387 driven primarily by the net loss of $827,122 for the period. Cash used for investing activities totaled $168,453 as capital expenses of approximately $362,000 were partially offset by the proceeds of $225,000 from the sale of our 50% interest in the New York Blade.

On January 31, 2000 we sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds of the sale of shares was used to pay the $2,710,521 unpaid principal balance and accrued interest on our indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross. The net cash provided by financing activities totaled $207,480.

At March 31, 2000, we had a shortage of current assets over current liabilities in the amount of approximately $82,000. While we cannot be sure we will generate positive cash flow for the year ending December 31, 2000, management is confident that along with the current cash balance it has the resources available to it to fund NCI's future cash needs.

                                   Part II.
                               OTHER INFORMATION

   Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            On January 31, 2000 we sold an aggregate of 1,548,889 shares of our common stock at a price of $1.75 per share. The proceeds of the sale of shares was used to pay $2,710,521.00 representing the unpaid principal balance and accrued interest on our indebtedness to DH Blair Investment Banking Corp. and Wilbur L. Ross, Jr. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act.


   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

             Exhibit
            Number                Description
              27             Financial Data Schedule

        B.  Reports on Form 8-K
            None

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           NEWS COMMUNICATIONS, INC.
                                  (Registrant)






Date: May 12, 2000                By:/s/ Steven Farbman
                                     --------------------------------------
                                     Steven Farbman, President & Chief Executive
                                         Officer



Date: May 12, 2000                By:/s/ Paul Mastronardi
                                     --------------------------------------
                                     Paul Mastronardi, Chief Financial  Officer