Form 10QSB
period 2000-06-30
NEWS COMMUNICATIONS INC
filed 2000-08-14
CIK 794487

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________     to  __________________

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

                                 (212) 689-2500
                                ----------------
                          (Issuer's telephone number)

                 ______________________________________________
                 (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No __
                                                              ----

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2000: 8,568,162 shares $ .01 par value common stock.

Transitional Small Business Disclosure Format  (check one)  Yes _____  No   X
                                                                           -----

                                  FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                         PAGE
PART I.        Financial Information

 Item 1.       Financial Statements

               Unaudited Consolidated Balance Sheet
               at June 30, 2000.........................................  3

               Unaudited Consolidated Statements of
               Operations for the three and six months
               ended June 30, 2000 and May 31, 1999.....................  5

               Unaudited Consolidated Statements of Cash
               Flows for the six months ended
               June 30, 2000 and May 31, 1999...........................  6

               Notes to Consolidated Financial Statements...............  8

 Item 2.       Management's Discussion and Analysis
               or Plan of Operation..................................... 10

PART II.       Other Information........................................ 15


 Item 6.       Exhibits and Reports on Form 8-K......................... 15

Signatures.............................................................. 16

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000
                                  (UNAUDITED)


Assets:
Current Assets:
  Cash                                                      $  374,071
  Accounts receivable [less: allowance for
    doubtful accounts of $2,059,405]                         3,079,070
  Due from related parties                                       1,500
  Other                                                        195,202
                                                            ----------

  Total Current Assets                                       3,649,843

Property and equipment at cost- net                            831,112
Intangible assets - net                                      2,775,365
Other - net                                                    267,950
                                                            ----------

  Total Assets                                              $7,524,270
                                                            ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000
                                  (UNAUDITED)


Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                              $  2,292,085
  Accrued expenses -
       Payroll                                                                       434,734
      Other                                                                          481,887
  Unearned revenue                                                                   148,723
  Capital lease, current                                                              16,102
                                                                                ------------

    Total current liabilities                                                      3,373,531
                                                                                ------------

 Capital lease, non-current                                                           57,698
                                                                                ------------

 Minority interest                                                                   570,658
                                                                                ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value; 500,000 shares authorized: 197,535 shares
  issued and outstanding; $2,094,000 aggregate liquidation value                     197,535

 Common stock, $.01 par value; authorized 100,000,000
 shares; 8,618,495 shares issued and outstanding                                      86,184

  Paid-in-capital preferred stock                                                  1,748,350

  Paid-in-capital common stock                                                    23,428,760

  (Deficit)                                                                      (21,529,717)
                                                                                ------------

   Total                                                                           3,931,112
   Less: Treasury stock 53,333 shares - at cost                                     (408,729)
                                                                                ------------
 Total Stockholders' Equity                                                        3,522,383
                                                                                ------------

 Total Liabilities and Stockholders' Equity                                     $  7,524,270
                                                                                ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended               Six Months Ended
                                           ------------------               ----------------
                                    June 30, 2000     May 31, 1999   June 30, 2000      May 31, 1999
                                    -------------     ------------   -------------      ------------
                                                                 Unaudited
                                                                 ---------
Net revenues                          $5,594,225      $4,740,014      $ 9,543,828       $ 8,019,190
                                      ----------      ----------      -----------       -----------

Expenses:
 Editorial                               444,919         365,377          838,865           713,822
 Production and Distribution           1,788,824       1,740,581        3,232,516         3,275,547
 Selling                               1,112,239         934,277        2,067,257         1,723,555
 General and Administrative            1,933,533       1,589,944        3,778,521         3,050,187
 Depreciation and Amortization           113,042         101,481          216,959           205,795
                                      ----------      ----------      -----------       -----------

 Total expenses                        5,392,557       4,731,660       10,134,118         8,968,907
                                      ----------      ----------      -----------       -----------

Operating Income (Loss)                  201,668           8,354         (590,290)         (949,717)

Gain on Sale of
 Subsidiary                              236,714            ----          236,714              ----

Gain on Disposal of Unconsolidated
 Entity                                      (75)           ----           22,687              ----
                                      ----------      ----------      -----------       -----------

Income (Loss) Before Interest,
 Minority Interest in Income of
 Subsidiary and Taxes                    438,307           8,354         (330,889)         (949,717)

Interest Expense                           2,237          37,235           18,149           137,834
Minority Interest in Income of
 Subsidiary                               39,150            ----           78,300              ----
                                      ----------      ----------      -----------       -----------

Net Income (Loss) Before Taxes           396,920         (28,881)        (427,338)       (1,087,551)

Tax Expense                                1,000           5,157            3,864            23,069
                                      ----------      ----------      -----------       -----------

Net Income (Loss)                     $  395,920      $  (34,038)     $  (431,202)      $(1,110,619)
                                      ==========      ==========      ===========       ===========

Net income (loss) per share -
  basic and diluted                         $.05           $(.01)           $(.05)            $(.24)
                                      ==========      ==========      ===========       ===========

Weighted average shares
 Outstanding - basic and diluted       8,568,162       6,575,000        8,301,466         4,786,112
                                      ==========      ==========      ===========       ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                        ----------------
                                                              June 30, 2000           May 31, 1999
                                                              -------------           ------------
                                                                           Unaudited
                                                                           ---------
Cash flows from operating activities:
 Net Loss                                                       $  (431,202)          $(1,110,619)
                                                                -----------           -----------
  Adjustments to Reconcile Net
    Loss to Net Cash Used in Operating Activities:
   Depreciation and Amortization                                    216,959               205,795
   Provision for Doubtful Accounts                                  471,550               164,500
   Minority Interest                                                 78,300                  ----
   Gain on Sale of Unconsolidated Entity                            (22,687)                 ----
   Gain on Sale of Subsidiary                                      (236,714)                 ----

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                          (1,441,476)             (510,242)
    Due from Related Parties                                         16,066               (15,226)
    Other Assets                                                     62,887               142,805
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                           449,748              (737,135)
    Unearned Revenue                                                  5,708                28,578
    Due to Related Parties                                         (191,250)             (160,180)
                                                                -----------           -----------

   Total Adjustments                                               (590,909)             (881,105)
                                                                -----------           -----------

  Net Cash Used in Operating Activities -                        (1,022,111)           (1,991,724)
   forward

                  NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                -----------------------------
                                                June 30, 2000   May 31, 1999
                                                --------------  -------------
                                                           Unaudited
                                                           ---------
Net Cash Used in Operating Activities -
    forwarded                                      (1,022,111)    (1,991,724)
                                                  ===========    ===========

Cash Flows from Investing Activities:
 Capital Expenditures                                (451,085)       (40,148)
 Investment in Unconsolidated Subsidiaries            (31,194)           335
 Proceeds from Sale of Assets                         200,000           ----
 Proceeds from Sale of Unconsolidated Entity          225,000           ----
                                                  -----------    -----------

Net Cash Used in Investing Activities                 (57,279)       (39,813)
                                                  -----------    -----------

Cash Flows from Financing Activities:
  Payment of Capital Lease Obligations                 (6,784)          ----
  Proceeds from Notes Payable                            ----      1,200,000
  Principal Payments - Notes Payable                     ----     (1,950,000)
  Net Proceeds from Issuance of Common Stock        2,710,521      5,353,601
  Payment of Related Party Notes Payable           (2,500,000)          ----
  Dividend on Preferred Stock                            (564)       (16,560)
                                                  -----------    -----------

Net Cash Provided by Financing Activities             203,173      4,587,041
                                                  -----------    -----------

Net Increase (Decrease) in Cash                      (876,217)     2,555,504

Cash, Beginning of Periods                          1,250,288        123,621
                                                  -----------    -----------

Cash, End of Periods                              $   374,071    $ 2,679,125
                                                  ===========    ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for interest        $     1,569    $   134,691
  Capital lease obligation incurred               $    80,584           ----
  Note receivable on sale of subsidiary           $   126,000           ----

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

B. Loss per Share:
   --------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended June 30, 2000 and May 31, 1999.

C. New Authoritative Accounting Pronouncements
   -------------------------------------------

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. The Company does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

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


D. Intangible Assets:

  A breakdown of Intangible Assets is as follows:

                            Cost         Amortization        Net
                           ---------     ------------     ---------
   Goodwill                2,117,708        919,594       1,198,114
  Tradenames               2,850,000      1,272,749       1,577,251
                           ---------      ---------       ---------
                           4,967,708      2,192,343       2,775,365
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


F. Sale of Unconsolidated Subsidiary:
   ----------------------------------

On March 1, 2000, we completed the sale of our 50% interest in the New York Blade News to our partner, the Washington Blade, Inc., for $225,000 resulting in a net gain on the sale of $22,687.

G. Sale of  Subsidiary
   -------------------

On June 15, 2000, we completed the sale of substantially all of the assets and liabilities of the Parkchester Publishing Co., Inc to Metro North Media, Inc., for $326,000 resulting in a net gain on the sale of $236,714. As part of the proceeds, the Company received a non-interest bearing note receivable of $126,000 due in equal installments over the next three years. This note is secured by certain assets and revenue streams of Metro North Media, Inc.

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

News Communications, Inc. is a well established publisher of various weekly community newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of June 30, 2000, we published twenty two weekly newspapers and one monthly.

Effect of Change in Fiscal Year-End

Due to the change in our fiscal year-end from November to December at the end of 1999, the second quarter of fiscal 1999 included the months of March, April and May 1999 while the second quarter of fiscal 2000 included the months of April, May and June 2000. Therefore, our management discussion compares these slightly different time periods, referring to them as second quarter 1999 and second quarter 2000. The net effect in this quarter and in the six months is not, in the opinion of our management, significant.

Results of Operations:


Three Months Ended June 30, 2000 Compared With Three Months Ended May 31, 1999

Revenues

On a consolidated basis, revenue for the second quarter of 2000 increased 18% to $5,594,225 compared with $4,740,014 in the second quarter of 1999. Display advertising, which represented 74% of total revenues improved by 24% to $4,352,975 in the second quarter 2000 from $3,512,387 in the second quarter 1999. Legal notice advertising grew 15% while classified had modest growth of 2%.

Among our individual operating units, total revenue at Dan's Papers increased by 64% with record setting issues for the Memorial Day and the Independence Day (issue published June 30th) holidays. The Hill continued its strong year with revenue growth of 32% for the quarter. The

Queens Tribune's revenues increased 23%, with classified advertising increasing 47% and display advertising increasing 12%. Revenue growth in Queens was aided by the introduction of a new publication, the Press of Southeast Queens, which was launched in the middle of May. Average revenue per ad page continued to increase in most of the publications.

Operating Expenses


Operating expenses for the second quarter of 2000 were $5,392,557, an increase of 14% compared with operating expenses of $4,731,660 during the second quarter of 1999. Approximately $200,000 of the increase resulted from certain estimates that are now being recorded throughout the year rather than at the end of the year, as had been the practice in prior years. Editorial expenses for the second quarter of 2000 increased 22% compared with the second quarter of 1999 primarily at The Hill and the Manhattan newspapers, reflecting our continuing commitment to strengthen editorial content. In Manhattan, Our Town and West Side Spirit added a new section featuring listings of cultural events. The launch of the Press of Southeast Queens contributed to an increase in editorial expenses. The new newspaper, which commenced operations in May, was created to serve the African-American community in the Southeast region of Queens. While we were able to utilize some existing personnel from the Queens Tribune, there were several new editorial and sales positions created.

Production and Distribution expenses grew by just 3% for the second quarter of 2000 compared with the second quarter of 1999 despite a large increase in advertising revenues. Manufacturing costs grew 5% despite increases in paper prices, as a result of more efficient advertising/editorial ratios. Distribution costs, including employees and outside vendors, were slightly lower for the quarter primarily due to the reduction of the Nassau Newspaper Group's Lifestyles frequency from weekly to monthly.

Selling expenses increased 19% for the second quarter of 2000 compared with the second quarter of 1999 as a result of commissions on higher display advertising revenues. Display advertising department expenses increased 16%, while classified advertising department expenses increased 13%. The more competitive job market for qualified sales personnel has impacted our ability to recruit and has increased salary expenses in these departments. There was also a small increase in marketing expenses.

General and Administrative expenses increased by 22% for the second quarter of 2000 compared with the second quarter of 1999 due to several factors. As described earlier, we changed certain estimates in the current year. Therefore, there will be higher expenses during the first three quarters, which will be offset by not having to record these expenses in the fourth quarter. Management believes this is a more accurate way to look at our business. Some of these items include: reserves for doubtful accounts, minority interest in one of our subsidiaries and executive bonuses. In addition, we invested in new senior management in August 1999, which created two new senior level positions.

Overall, gross profit margins increased to 60% in the second quarter of 2000 from 56% in the second quarter of 1999.

Net Income

The company had net income of $395,920 in the second quarter of 2000 compared with a net loss of $34,038 in the second quarter of 1999. On a per share basis, the company earned $.05 in the second quarter of 2000 compared with a loss of $.01 in the second quarter of 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the gain on the sale of the Bronx (Parkchester Publishing) subsidiary in June of 2000, increased 151% in the second quarter of 2000 to $275,560 from $109,835 in the second quarter of 1999. EBITDA, a measure that is widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Six Months Ended June 30, 2000 Compared With Six Months Ended May 31, 1999

Revenues

On a consolidated basis, revenues for the first six months of 2000 increased $1,524,638 or 19% to $9,543,828 from $8,019,190 in the first six months of 1999.
In the six-month period, display advertising increased 24% to $7,109,899 in 2000 from $5,719,115 in 1999; classified advertising increased 10% to $1,328,213 in 2000 from $1,204,101 in 1999; and legal notice advertising revenue increased 16% during the same period.

Among the individual operating units, total revenue at Dan's Papers increased 53% for the first six months of 2000 compared with the first six months of 1999, as the paper continued to take advantage of the Hamptons' growing popularity from Summer resort for primarily Manhattan residents to year round resort community. The Hill continued its strong year with revenue growth of 55% for the first six months of 2000 compared with the first six months of 1999. In election years, as Congress begins and ends its sessions earlier in the year, the result is a stronger first half and a weaker second half. The Queens Tribune's revenues increased 23% compared with the first six months of 1999, with classified advertising increasing 48% and display advertising increasing 11%. Revenue growth in Queens was aided by the introduction of a new publication, the Press of Southeast Queens, which began publication in mid May. In Manhattan, display and classified taken as a whole in the first six months of 2000 grew 13% over the combined revenues for the first six months of 1999. Display advertising revenue decreases in Brooklyn and Nassau outweighed increases in classified in both groups and legal notice revenue growth in Nassau.

Operating Expenses

Operating expenses during the first six months of 2000 were $10,134,118, an increase of 13% compared with operating expenses of $8,968,907 during the first six months of 1999. Approximately $415,000 of that increase resulted from certain estimates that are now being recorded throughout the year rather than at the end of the year, as had been the previous practice.

Despite the strong revenue growth (+19%) in the first six months of 2000, total costs of goods sold increased by only 2%. These costs include manufacturing and distribution of the newspapers and personnel costs in the areas of editorial, production and distribution. Total selling expenses, which include salaries and commissions for display and classified advertising personnel and marketing expenses, grew 20% in the first six months of 2000. The primary reason for this increase was the large revenue increases at Dan's Papers and The Hill.

Net Income

We had a net loss of $431,202 in the first six months of 2000 compared with a net loss of $1,110,619 in the first six months of 1999, an improvement of $679,417. On a per share basis, we lost $.05 in the first six months of 2000 compared with a loss of $.24 in the first six months of 1999. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the gain on the sale of the Bronx (Parkchester Publishing) subsidiary in June of 2000 and the sale of our interest in the New York Blade News in March 2000, decreased by $292,291 in the first six months of 2000 to a loss of $451,631 from a loss of $743,922 in the first six months of 1999. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Sale of the Bronx Newspapers

On June 15, 2000, we completed the sale of substantially all the assets and liabilities of our Parkchester Publishing Co., Inc. to Metro North Media, Inc. for $326,000. Metro North was a newly formed company controlled by our former publisher. Parkchester was the publisher of two weekly newspapers in the Bronx, The Bronx Press Review and the Riverdale Review. The Bronx Press Review was acquired by the company in 1993 and the Riverdale Review was started by the company in 1994. The Parkchester subsidiary consistently lost money and management believed the sale would help allow it to focus on growing its other properties. Consistent with its stated mission to turn the company around, senior management decided the investment needed to attain the desirable level of success was greater than the upside potential of the operation.

Sale of New York Blade News

On March 1, 2000, we completed the sale of our 50% interest in the New York Blade News to our partner, the Washington Blade, Inc. Two and half years after entering the New York gay and lesbian market, we decided it was in the best interest of NCI to eliminate the losses associated with this venture and focus on building our core properties. Since the New York Blade News had never been profitable, the net effect of the sale will be to save our share of the ongoing losses, which in 1999 were approximately $200,000.

Retirement of Outstanding Indebtedness

As described in "Liquidity and Capital Resources" below, on January 31, 2000, we effectively converted our outstanding indebtedness of $2,500,000 into equity. As a result, we expect to save more than $200,000 in interest payments during 2000. For the first six months of 2000 interest expense was $18,149 compared with $137,384 for the six months of 1999.

Liquidity and Capital Resources

During the first half of 2000, the total cash used in operations was $1,022,111, driven primarily by a net loss of $431,202 for the period and an increase in net accounts receivable of $969,926. Cash used in investing activities totaled $57,279 as capital expenses of approximately $450,000 were offset by the $225,000 in proceeds from the sale of our 50% interest in the New York Blade and the $200,000 in proceeds from the sale of the net assets of the Bronx papers.

On January 31, 2000, we sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds from the sale of these shares was used to repay the $2,710,521 unpaid principal balance and accrued interest on our indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross. The net cash provided by financing activities totaled $203,173.

At June 30, 2000, we had an excess of current assets over current liabilities in the amount of approximately $276,000. While we cannot be sure we will generate positive cash flow for the year ending December 31, 2000, management is confident that along with the current cash balance it has the resources available to it to fund NCI's future cash needs.

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



                           NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: August 14, 2000              By: /s/ Steven Farbman
                                     ----------------------------
                                     Steven Farbman, President & Chief Executive
                                         Officer



Date: August 14, 2000              By: /s/ Paul Mastronardi
                                     ---------------------------
                                     Paul Mastronardi, Chief Financial Officer