Form 10QSB
period 2000-09-30
NEWS COMMUNICATIONS INC
filed 2000-11-14
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 2000.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________     to

                         Commission File Number 0-18299
                            NEWS COMMUNICATIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                 13-3346991
-------------------------------          --------------------------------
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


           -----------------------------------------------------------
                 (Former name, former address and former fiscal
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ----    --

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ______ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 14, 2000:   8,568,162 shares $ .01 par value common
stock.

Transitional Small Business Disclosure Format  (check one)  Yes _____  No   X
                                                                           ----

                                   FORM 10-QSB

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.     Financial Information

Item 1.     Financial Statements

            Unaudited Consolidated Balance Sheet
            at September 30, 2000........................................   3

            Unaudited Consolidated Statements of
            Operations for the three and nine months
            ended September 30, 2000 and August 31, 1999.................   5

            Unaudited Consolidated Statements of Cash
            Flows for the nine months ended
            September 30, 2000 and August 31, 1999.......................   6

            Notes to Consolidated Financial Statements ..................   8

Item 2.     Management's Discussion and Analysis
            or Plan of Operation.........................................   11

PART II.    Other Information............................................   16

Item 4.     Submission of Matters to a Vote of Security Holders..........   16

Item 6.     Exhibits and Reports on Form 8-K.............................   16

Signatures...............................................................   17

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

Assets:
Current Assets:
  Cash                                         $  346,912
  Accounts receivable [less: allowance for
    doubtful accounts of $1,698,488]            3,158,439
  Due from related parties                          1,500
  Other                                           208,880
                                               ----------

  Total Current Assets                          3,715,731

Property and equipment at cost- net               863,134
Intangible assets - net                         2,690,003
Other - net                                       242,889
                                               ----------

  Total Assets                                 $7,511,757
                                               ==========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                              $  2,498,945
  Accrued expenses -
      Payroll                                                                        340,139
      Other                                                                          300,490
  Unearned revenue                                                                   153,749
  Capital lease, current                                                              16,102
                                                                                ------------

    Total current liabilities                                                      3,309,425
                                                                                ------------

 Capital lease, non-current                                                           53,672
                                                                                ------------

 Minority interest                                                                   567,358
                                                                                ------------

Stockholders' Equity:
 Preferred stock, $1.00 par value; 500,000 shares authorized: 197,535 shares
  issued and outstanding; $2,094,000 aggregate liquidation value                     197,535

 Common stock, $.01 par value; authorized 100,000,000
 shares; 8,618,495 shares issued and outstanding                                      86,184

  Paid-in-capital preferred stock                                                  1,748,350

  Paid-in-capital common stock                                                    23,428,760

  (Deficit)                                                                      (21,470,798)
                                                                                ------------

   Total                                                                           3,990,031
   Less: Treasury stock 53,333 shares - at cost                                     (408,729)
                                                                                ------------
 Total Stockholders' Equity                                                        3,581,302
                                                                                ------------

 Total Liabilities and Stockholders' Equity                                     $  7,511,757
                                                                                ============

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended                       Nine Months Ended
                                            ------------------                       -----------------
                                       Sept 30, 2000      Aug 31, 1999       Sept 30, 2000       Aug 31, 1999
                                       -------------      ------------       -------------       ------------
                                                                      Unaudited
                                                                      ---------
Net revenues                            $5,319,420         $5,354,006         $14,863,248          13,373,196
                                        ----------         ----------         -----------         -----------

Expenses:
 Editorial                                 462,875            393,996           1,301,740           1,107,819
 Production and Distribution             1,878,652          1,900,608           5,111,168           5,176,155
 Selling                                 1,060,146          1,108,420           3,127,403           2,831,974
 General and Administrative              1,732,953          1,736,438           5,511,474           4,786,626
 Depreciation and Amortization             116,005            109,430             332,964             315,225
                                        ----------         ----------         -----------         -----------

 Total expenses                          5,250,631          5,248,892          15,384,749          14,217,799
                                        ----------         ----------         -----------         -----------

Operating Income (Loss)                     68,789            105,114            (521,501)           (844,603)

Gain/(Loss) on Sale of
 Subsidiary                                (12,000)              ----             224,714                ----

Gain on Disposal of Unconsolidated
 Entity                                       ----               ----              22,687                ----
                                        ----------         ----------         -----------         -----------

Income (Loss) Before Interest,
 Minority Interest in Income of
 Subsidiary and Taxes                       56,789            105,114            (274,100)           (844,603)

Interest Expense                             2,464             35,682              20,613             173,515
Minority Interest in Income/(Loss)
 of Subsidiary                              (3,300)           137,200              75,000             137,200
                                        ----------         ----------         -----------         -----------

Net Income (Loss) Before Taxes              57,625            (67,768)           (369,713)         (1,155,318)

Provision/(Benefit) for Income Taxes        (1,576)             2,095               2,288              25,164
                                        ----------         ----------         -----------         -----------

Net Income (Loss)                       $   59,201         $  (69,863)        $  (372,001)        $(1,180,482)
                                        ==========         ==========         ===========         ===========

Net income (loss) per share -
  basic and diluted                           $.01              $(.01)              $(.04)              $(.22)
                                        ==========         ==========         ===========         ===========

Weighted average shares
 Outstanding - basic and diluted         8,568,162          6,579,167           8,391,013           5,383,797
                                        ==========         ==========         ===========         ===========

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                      -------------------------------------
                                                      September 30, 2000   August 31, 1999
                                                      -------------------  ----------------
                                                                      Unaudited
                                                                      ---------
Cash flows from operating activities:
 Net Loss                                                    $  (372,001)      $(1,180,482)
                                                             -----------       -----------
  Adjustments to Reconcile Net
    Loss to Net Cash Used in Operating Activities:
   Depreciation and Amortization                                 332,964           315,225
   Provision for Doubtful Accounts                               755,450           301,600
   Minority Interest                                              75,000           137,200
   Gain on Sale of Unconsolidated Entity                         (22,687)             ----
   Gain on Sale of Subsidiary                                   (224,714)             ----

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                       (1,804,745)       (1,040,084)
    Other Current Assets                                          45,958           216,218
    Due from Related Parties                                      16,066           (19,844)
    Other Assets                                                  50,584              (749)
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                        368,616        (1,208,624)
    Unearned Revenue                                              10,734              (854)
    Due to Related Parties                                      (191,250)           39,940
                                                             -----------       -----------
 Total Adjustments                                              (588,024)       (1,259,972)
                                                             -----------       -----------

 Net Cash Used in Operating Activities - forward                (960,025)       (2,440,454)

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Nine Months Ended
                                                -------------------------------------
                                                September 30, 2000   August 31, 1999
                                                -------------------  ----------------
                                                               Unaudited
                                                               ---------
Net Cash Used in Operating Activities -
    forwarded                                             (960,025)       (2,440,454)
                                                       -----------       -----------

Cash Flows from Investing Activities:
 Capital Expenditures                                     (536,023)         (137,059)
 Investment in Unconsolidated Subsidiaries                 (31,194)           (5,057)
 Proceeds from Sale of Assets                              200,000              ----
 Proceeds from Sale of Unconsolidated Entity               225,000              ----
                                                       -----------       -----------

Net Cash Used in Investing Activities                     (142,217)         (142,116)
                                                       -----------       -----------

Cash Flows from Financing Activities:
  Payment of Capital Lease Obligations                     (10,809)             ----
  Proceeds from Notes Payable                                 ----         1,200,000
  Principal Payments - Notes Payable                          ----        (1,950,000)
  Net Proceeds from Issuance of Common Stock             2,710,521         5,339,791
  Payment of Related Party Notes Payable                (2,500,000)             ----
  Dividend on Preferred Stock                                 (846)          (24,852)
                                                       -----------       -----------

Net Cash Provided by Financing Activities                  198,866         4,564,939
                                                       -----------       -----------

Net Increase (Decrease) in Cash                           (903,376)        1,982,369

Cash, Beginning of Periods                               1,250,288           123,621
                                                       -----------       -----------

Cash, End of Periods                                   $   346,912       $ 2,105,990
                                                       ===========       ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest                $  5,809          $171,254
  Capital lease obligation incurred                       $ 80,584              ----
  Note receivable on sale of subsidiary                   $126,000              ----


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

NCI's management is currently reviewing various opportunities to meet NCI's funding requirements. Management believes it will be necessary to raise additional funding in order to meet its projected cash requirements for the next twelve months. There can be no assurance that the funding will be available or, if available, that it can be obtained on a timely basis and on acceptable terms.

In December 1999, NCI changed its fiscal year end from November 30 to December
31.

Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

B. Loss per Share:
   --------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended September 30, 2000 and August 31, 1999.

C. New Authoritative Accounting Pronouncements
   -------------------------------------------

In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25 ("FIN No. 44"). FIN No. 44 clarifies the application of Opinion No. 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN No. 44 is effective July 1, 2000. NCI does not expect the adoption of FIN No. 44 to have a material impact on its financial position or results of operations.

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

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:

                                 Cost        Amortization       Net
                               ---------     ------------    ---------
   Goodwill                    2,095,430        947,053      1,148,377
   Tradenames                  2,850,000      1,308,374      1,541,626
                               ---------      ---------      ---------
                               4,945,430      2,255,427      2,690,003
                               =========      =========      =========

E. Common Stock:
   -------------

On January 31, 2000 NCI sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds of the sale of shares was used to pay the $2,710,521 unpaid principal balance and accrued interest on the indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross.


F. Sale of Unconsolidated Subsidiary:
   ----------------------------------

On March 1, 2000, NCI completed the sale of our 50% interest in the New York Blade News to its partner, the Washington Blade, Inc., for $225,000 resulting in a net gain on the sale of $22,687.

G. Sale of  Subsidiary
   -------------------

On June 15, 2000, NCI completed the sale of substantially all of the assets and liabilities of the

Parkchester Publishing Co., Inc. ("Parkchester") to Metro North Media, Inc., for $326,000 resulting in a net gain on the sale of $224,714. As part of the proceeds, NCI received a non-interest bearing note receivable of $126,000 due in equal installments over the next three years. This note is secured by certain assets and revenue streams of Metro North Media, Inc.

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

News Communications, Inc. is a well established publisher of various weekly community newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of September 30, 2000, we published twenty weekly newspapers and one monthly.

Effect of Change in Fiscal Year-End

Due to the change in our fiscal year-end from November to December at the end of 1999, the third quarter of fiscal 1999 included the months of June, July, and August 1999 while the third quarter of fiscal 2000 included the months of July, August, and September 2000. Therefore, our management discussion compares these slightly different time periods, referring to them as third quarter 1999 and third quarter 2000. The net effect in this quarter and in the nine months is not, in the opinion of our management, significant.

Sale of the Bronx Newspapers

In June 2000 the Company sold the assets of Parkchester, which included two newspapers, the Bronx Press Review and the Riverdale Review. Since Parkchester was the Company's smallest operation the impact on the year over year comparisons is not significant. Therefore, unless noted, all year over year comparisons will include the results from Parkchester up to the time of sale.

Results of Operations:

Three Months Ended September 30, 2000 Compared With Three Months Ended August 31, 1999

Revenues


On a consolidated basis, revenue for the third quarter of 2000 was $5,319,420 compared to $5,354,006 in the third quarter of 1999, a decrease of less than 1%. Excluding revenue from Parkchester, which was sold in June 2000, revenue in the third quarter 2000 increased by 2% to $5,319,420 from $5,206,889 in the third quarter of 1999.

Among our individual operating units, The Hill continued its strong year with an overall revenue increase of 28% in third quarter of 2000 compared to the third quarter of 1999. The Hill benefited from the Republican and Democratic National Conventions in July and August. The Queens Tribune's revenues increased 39%, with classified advertising increasing 37% and display advertising increasing 28%. Revenue growth in Queens was aided by the introduction of a new publication, the PRESS of Southeast Queens, which was launched in the middle of May.

Operating Expenses


Operating expenses for the third quarter of 2000 were $5,250,631, virtually even with operating expenses of $5,248,892 during the third quarter of 1999. Editorial expenses for the third quarter of 2000 increased 17% compared with the third quarter of 1999 primarily at The Hill and the Manhattan and Queens newspapers, reflecting our ongoing commitment to strengthen editorial content. The Hill had added expenses due to their coverage of the Republican and Democratic National Conventions in July and August. The launch of the PRESS of Southeast Queens contributed to the increase in editorial expenses. The new newspaper, which commenced operations in May, was created to serve the African-American community in the Southeast region of Queens.

Production and Distribution expenses decreased by 1% for the third quarter of 2000 compared with the third quarter of 1999 despite the added expenses associated with the PRESS. This was primarily due to a slight decrease in advertising revenues and the printing of fewer issues resulting from the sale of Parkchester. Distribution costs, including employees and outside vendors, were slightly lower for the quarter. Reduced expenses in Manhattan and Nassau offset increased expenses at The Hill, due to extra circulation at the conventions.

Selling expenses decreased by 4% for the third quarter of 2000 compared with the third quarter of 1999 as a result of lower commissions due to a decrease in both display and classified advertising. Display advertising department expenses decreased 11%, despite a large increase in Queens due to the launch of the PRESS.

General and Administrative expenses were virtually the same in third quarter of 2000 compared to the third quarter of 1999. Depreciation and amortization increased by 6% in the third quarter of 2000 compared to the third quarter in 1999.


Net Income

The company had net income of $59,201 in the third quarter of 2000 compared with a net loss of

$69,863 in the third quarter of 1999. On a per share basis, the company earned $.01 in the third quarter of 2000 compared with a loss of $.01 in the third quarter of 1999. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 143% in the third quarter of 2000 to $188,094 from $77,344 in the third quarter of 1999. EBITDA, a measure that is widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended August 31, 1999

Revenues

On a consolidated basis, revenues for the first nine months of 2000 increased $1,490,052 or 11% to $14,863,248 from $13,373,196 in the first nine months of
1999. In the nine-month period, display advertising increased 13% to $11,223,480 in 2000 from $9,962,368 in 1999; classified advertising increased 5% to $1,953,782 in 2000 from $1,867,651 in 1999; and legal notice advertising revenue increased 6% during the same period. Excluding results from Parkchester, which was sold in June 2000, overall revenue increased 13%, display advertising increased 14%, classified advertising increased 7% and legal notice advertising increased 20% in the first three quarters of 2000 as compared to the first three quarters of 1999.

Among the individual operating units, The Hill continued its strong year with revenue growth of 46% for the first nine months of 2000 compared with the first nine months of 1999. An investment in editorial has helped the sales team to continue to increase market share in the area of advocacy advertising. An active Congressional calendar and the Presidential election helped The Hill achieve record results. The Queens Tribune's revenues increased 28% in the first nine months of 2000 compared with the first nine months of 1999, with classified advertising increasing 44% and display advertising increasing 16%. Revenue growth in Queens was aided by the introduction of a new publication, the PRESS of Southeast Queens, which began publication in mid May. Total revenue at Dan's Papers increased 16% for the first nine months of 2000 compared with the first nine months of 1999, as the paper capitalized on its 40th anniversary by publishing an extra commemorative issue. In Manhattan, display, classified and legal notice advertising combined increased by 5% in the first nine months of 2000 compared to the first nine months of 1999. Display advertising revenue decreases in Brooklyn and Nassau outweighed increases in classified in both groups and legal notice revenue growth in Nassau.

Operating Expenses

Operating expenses during the first nine months of 2000 were $15,384,749, an increase of 8% compared with operating expenses of $14,217,799 during the first nine months of 1999. Approximately $525,000 of that increase resulted from certain estimates that are now being recorded throughout the year rather than at the end of the year, as had been the previous practice.

Despite revenue growth of 11% during the first nine months of 2000, total costs of goods sold increased by only 2%. These costs include manufacturing and distribution of the newspapers and personnel costs in the areas of editorial, production and distribution. Increases in editorial costs were offset by decreases in manufacturing and distribution expenses. Total selling expenses, which include salaries and commissions for display and classified advertising personnel and marketing expenses, grew 10% in the first nine months of 2000. The primary reason for this increase was the large revenue increases at The Hill, Dan's Papers and in the Queens operation as we began publication of a new newspaper in May 2000.

Net Income

We had a net loss of $372,001 in the first nine months of 2000 compared with a net loss of $1,180,482 in the first nine months of 1999, an improvement of $808,481. On a per share basis, we lost $.04 in the first nine months of 2000 compared with a loss of $.22 in the first nine months of 1999. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the gain on the sale of Parkchester in June of 2000 and the sale of our interest in the New York Blade News in March 2000, improved by $403,041 in the first nine months of 2000 to a loss of $263,537 from a loss of $666,578 in the first nine months of 1999. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Sale of the Bronx Newspapers

On June 15, 2000, we completed the sale of substantially all the assets and liabilities of our Parkchester Publishing Co., Inc. to Metro North Media, Inc. for $326,000. Metro North was a newly formed company controlled by our former publisher. Parkchester was the publisher of two weekly newspapers in the Bronx, The Bronx Press Review and the Riverdale Review. The Bronx Press Review was acquired by the company in 1993 and the Riverdale Review was started by the company in 1994. The Parkchester subsidiary consistently lost money and management believed the sale would help allow it to focus on growing its other properties. Consistent with its stated mission to turn the company around, senior management decided the investment needed to attain the desirable level of success with the Bronx publications was greater than the upside potential of the operation.

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

Retirement of Outstanding Indebtedness

As described in "Liquidity and Capital Resources" below, on January 31, 2000, we effectively converted our outstanding indebtedness of $2,500,000 into equity. As a result, we expect to save more than $200,000 in interest payments during 2000. For the first nine months of 2000 interest expense was $20,613 compared with $173,515 for the nine months of 1999.

Liquidity and Capital Resources

During the first nine months of 2000, the total cash used in operations was $960,025, driven primarily by a net loss of $372,001 for the period and an increase in net accounts receivable of $1,049,295. Cash used in investing activities totaled $142,217 as capital expenses of approximately $536,000 were offset by the $225,000 in proceeds from the sale of our 50% interest in the New York Blade and the $200,000 in proceeds from the sale of the net assets of Parkchester.

On January 31, 2000, we sold an aggregate of 1,548,889 shares of common stock at a price of $1.75 per share. The proceeds from the sale of these shares was used to repay the $2,710,521 unpaid principal balance and accrued interest on our indebtedness to D.H. Blair Investment Banking Corp. and Wilbur L. Ross. The net cash provided by financing activities totaled $198,865.


As of September 30, 2000, we had current assets of $3.7 million, including cash of approximately $347,000. At September 30, 2000 we had as excess of current assets over current liabilities in the amount in the amount of approximately $406,000. Management believes it will be necessary to raise additional funding in order to provide sufficient liquidity to meet operating and capital requirements over the next twelve months. There can be no assurance that the funding will be available or, if available, that it can be obtained on a timely basis and on acceptable terms.

                                    Part II.
                               OTHER INFORMATION

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 25, 2000, the Company held its annual meeting of stockholders. At the meeting, the following actions took place:

     1. The stockholders re-elected Martin A. Bell, Steven Farbman, Jerry Finkelstein, Martin Mendelsohn, Robert E. Nederlander, Steven Price, Wilbur L. Ross, Michael Schenkler and Gary Weiss as directors of the Company. The number of votes for and against each of them was as follows:

Director Name                    For       Against  Withheld

     Martin A. Bell           5,508,352        0     1,511
     Steven Farbman           5,508,322        0     1,544
     Jerry Finkelstein        5,508,322        0     1,573
     Martin Mendelsohn        5,508,248        0     1,618
     Robert E. Nederlander    5,508,322        0     1,544
     Steven Price             5,508,355        0     1,493
     Wilbur L. Ross           5,508,355        0     1,511
     Michael Schenkler        5,508,355        0     1,511
     Gary Weiss               5,508,248        0     1,618

     2. The stockholders approved the adoption of the News Communications, Inc. 2000 Stock Incentive Plan. 2,639,457 shares were voted for the amendment, 4,713 shares were voted against the amendment, no shares were withheld and 511 shares abstained.

     3. The stockholders ratified the approval of BDO Seidman LLP to serve as the Company's auditors for the fiscal year ending December 31, 2000. 5,459,049 shares were voted for the appointment, 221 shares were voted against the appointment, no shares were withheld and 50,596 shares abstained.


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



                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: November 14, 2000    By: /s/ Steven Farbman
                               ----------------------------
                               Steven Farbman, President & Chief Executive
                               Officer



Date: November 14, 2000    By: /s/ Paul Mastronardi
                               ---------------------------
                               Paul Mastronardi, Chief Financial Officer