Form 10KSB
period 2000-12-31
NEWS COMMUNICATIONS INC
filed 2001-04-02
CIK 794487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000.

                                       OR

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ______________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                          13-3346991
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                             (IRS Employer
     Incorporation or Organization)                          Identification No.)

       2 Park Avenue, Suite 1405
           New York, New York                                       10016
- ----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (212) 689-2500

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
          Title of Each Class:                              on which Registered:
     -----------------------------                         ---------------------
     Common Stock, $0.01 par value                                 None

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year were $18,662,501

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 19, 2001, is $1,747,699.

      The number of shares of common stock outstanding as of March 19, 2001 was 8,470,536.

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

Item 1. Description of Business

Overview

      News Communications, Inc. ("NCI") is a Nevada corporation formed in 1986. We have been primarily engaged, through various wholly-owned and partly-owned subsidiaries, in the publication and distribution of advertiser supported, community oriented newspapers and related targeted audience publications. We currently publish 18 weekly newspapers through six offices. The community newspapers are directed at specific geographic communities and, for the most part, are distributed free of charge to selected residences and business establishments in those communities. Each publication focuses on local news, entertainment, politics, social issues, lifestyle, culture, and arts of particular interest to the group of communities at which it is directed. Some of the papers publish different editions, with variations in editorial content and advertising, which are distributed to each community in the targeted group. The principal source of our revenues is the sale of advertising space in our publications.

Sale of Community Papers

      Consistent with our mission to turn the company around and focus on growing our core properties, we sold three subsidiaries in fiscal 2000 that consistently lost money. On March 1, 2000, we sold our 50% interest in New York Blade News, Inc. to our partner, Washington Blade, Inc. for $225,000. On June 15, 2000, we sold for $326,000 substantially all the assets and liabilities of our subsidiary, Parkchester Publishing Co., Inc., to Metro North Media, Inc., a newly formed company controlled by our former publisher. Parkchester was the publisher of two weekly newspapers in the Bronx, the Bronx Press Review and the Riverdale Review. On December 12, 2000, we sold for $240,000 our 100% interest in Brooklyn Newspaper Publishing, Inc. to Metro Multi Media Corp., a newly formed company controlled by our former publisher. Brooklyn Newspaper was the publisher of the Brooklyn Skyline.

Publications

      As used herein, unless the context requires otherwise, the term "we" refers to News Communications, Inc. together with its subsidiaries:

      Publisher                                Publication

      Access Network Corp. ("Access")......    Manhattan Spirit, formerly called
                                               the West Side Spirit

      Manhattan Publishing Corp............    Our Town

      West Side Newspapers Corp. ..........    Chelsea-Clinton News and
                                               Westsider (together with Access
                                               and Manhattan Publishing Corp.
                                               the "Manhattan Newspapers")

      Tribco Incorporated ("Tribco") ......    Press of Southeast Queens and the
                                               Queens Tribune published in nine
                                               editions, including the Western
                                               Queens Tribune

      Dan's Papers Inc. ...................    Dan's Papers and Montauk Pioneer

      Nassau Community Newspaper
           Group, Inc. ("NCNG")............    The Record (East Rockaway
                                               Observer, Lynbrook USA, Malverne
                                               Times), The Record (News & Owl of
                                               Rockville Centre), The Record
                                               (Valley Stream MAILeader), The
                                               Record (Long Beach Independent
                                               Voice), The Record (Oceanside
                                               Beacon), The Record (Baldwin
                                               Citizen), The Record (of Elmont,
                                               Franklin Square & West Hempstead)
                                               and Long Island Lifestyles

      South Shore Publishers, Inc. ........    South Shore Record (with NCNG,
                                               the "Nassau Newspapers")

      Capital Hill Publishing Corp.
           ("Capital Hill")................    The Hill

All of the subsidiaries are wholly-owned except Dan's Papers, which is 80% owned by NCI and Capital Hill, which is 97.5% owned by NCI.

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

The Hill

      In September 1994, we began publication of The Hill, a weekly newspaper devoted to the coverage of the United States Congress. In just six years the paper has become required reading for members of Congress and their staff. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies, law firms, lobbying organizations and others. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. Additional revenues come from classified advertising, local retail advertising, and subscriptions from the sale of the paper outside of the Capitol area. The Hill is operated out of offices in Washington, D.C. It is printed on newsprint in black ink and process four-color. It is primarily distributed to Congressional office buildings and government agencies as well as to select retail locations, hotels and street boxes.

Queens Tribune

      The Queens Tribune, a weekly community newspaper started in 1970, publishes eight free circulation editions and one paid-circulation edition serving areas in Queens County in New York City. Included in such editions are three editions of the Western Queens Tribune. In May of 2000, we launched the PRESS of Southeast Queens, a weekly newspaper serving the predominantly African-American middle class communities of south-east Queens.

      Both the Queens Tribune and the PRESS of Southeast Queens are printed in a tabloid format with four-color cover and some additional color pages inside. Editorial content focuses on local, borough-wide and occasionally city-wide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by the Tribune's editors and reporters. The Queens Tribune has won numerous awards for journalistic excellence, such as, the New York Press Association's coveted first place award for community leadership. The paper is delivered through independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. The Queens Tribune generates additional revenue by offering printing and graphics services to its clients.

The Nassau Newspapers

      Nassau Community Newspaper Group, Inc. publishes 8 weekly newspapers serving various towns in Nassau County, New York. Most of the titles were purchased in 1993, others were started by us in 1996 and 1997. In 1997, we acquired the South Shore Record, a 33-year-old mailed subscription newspaper serving the affluent "five-towns" area of Nassau County. During fiscal 2000, all of the Nassau Papers (other than Long Island Lifestyles) were redesigned and branded under the name "The Record". In addition, six of our papers were recently consolidated into two in order to achieve a higher rate of efficiency with respect to production and distribution. The product of these consolidations were: The Record (East Rockaway Observer, Lynbrook USA, Malverne Times) and The Record (of Elmont, Franklin Square & West Hempstead). The oldest of the newspapers, The Record (News & Owl of Rockville Centre) has been in continuous publication since 1908. The other titles include: The Record (Valley Stream

MAILeader), The Record (Long Beach Independent Voice), The Record (Oceanside Beacon), The Record (Baldwin Citizen).

      Each of the Nassau Newspapers, other than The Record (of Elmont, Franklin Square & West Hempstead), has been designated as the official newspaper of its community.

      In 1995, we developed a new publication, Long Island Lifestyles, which is published as a monthly supplement which is inserted into all of the Nassau publications. It is also distributed by itself in heavy traffic areas.

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

Advertisers and Readers; Marketing Activities

      Most of our publications are weekly newspapers primarily distributed free of charge to their readers. Seven of the Nassau Newspapers, Westsider and Chelsea-Clinton News and one edition of The Queens Tribune are paid circulation publications. The primary source of our revenue is through the sale of advertising space in the publications, although several operations also offer graphics and printing services to third parties, including several school publications. The advertising revenues of each of our publications are derived from a wide variety of businesses and individuals reflecting the varied opportunities, tastes and demands of the residents of each of the targeted distribution areas. Currently, at least 85% of the advertising space in our publications represents multiple insertion advertising. This is where an advertising client runs an advertisement in two or more issues of a publication. This percentage has remained fairly stable for our publications over the last five years. On a year-to-year basis, we estimate that, over the last four fiscal years, approximately two-thirds of our display advertising revenues have been from advertisers who were advertisers in the prior year. No one advertiser represents more than 5% of our advertising revenues. Classified advertising has been a growing area of revenues for the weekly publications.

      We employ sales representatives who are paid through incentive-based compensation packages. We also encourage all sales representatives to sell across the chain and into our other newspapers. Management believes such a program is particularly attractive to advertisers who seek audiences throughout the greater New York metropolitan area, such as public utilities, health care providers, and large regional or national retailers.

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

Employees

      As of December 31, 2000, we had 183 full-time and 33 part-time employees, of whom 44 were editorial; 76 were engaged as display and classified advertising sales personnel; 52 were engaged in production; and 44 were engaged in administrative and clerical activities. We also maintain a roster of free-lance contractors. Management considers its relations with its employees to be satisfactory. None of our employees are represented by a union.

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

Item 2. Description of Properties

      We operate out of six separate locations.

      On November 3, 1999, we entered into a five-year lease at 2 Park Avenue in New York City. The 2,900 square feet of office space will serve as our executive offices including the centralization of our finance and administrative staff. The annual base rental is approximately $93,000 per year.

      The Manhattan Newspapers share approximately 7,000 square feet of office space at 63 West 38th Street, New York, New York, under an eight-year lease terminating in July 2008. The base rent in the first year is approximately $176,000 and increases to approximately $190,000 by the fifth year.

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

      In fiscal 2000, Tribco renewed its lease for approximately 8,000 square feet of office space at 174-15 Horace Harding Expressway, Fresh Meadows, New York for five years resulting in a termination date of October 31, 2005. The annual rent is approximately $152,000.

      In fiscal 2000, the Nassau Newspapers signed a lease for approximately 5,000 square feet of office space at 33 Atlantic Avenue in Lynbrook, New York for a seven-year term. The base rent in the first year is $69,600 increasing to $76,500 in the final year.

      In 1999, Capital Hill Publishing Corp. renewed its lease for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. for five years terminating July 21, 2004. The annual rent is approximately $82,000.

      We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3. Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

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

      We had been advised by Nasdaq that we had failed to meet the requirements for continued listing on the Nasdaq SmallCap Market because our common stock failed to maintain a minimum bid price of $1.00 for a 30-day period and, as a result, that Nasdaq intended to delist our securities from the Nasdaq SmallCap Market as of the close of business on March 28, 2001. We received a temporary stay of delisting pending an oral hearing to be held on May 3, 2001. We intend to take steps that will bring us back into compliance with Nasdaq's requirements for continued listing on the Nasdaq SmallCap Market; however, there can be no assurances that we will be successful in these efforts.

                                                           High          Low
                                                           ----          ---

      Fiscal Year Ended December 31, 2000
            First Quarter ...........................      $2.22        $1.19
            Second Quarter ..........................      $1.75        $1.06
            Third Quarter ...........................      $1.22        $0.88
            Fourth Quarter ..........................      $1.02        $0.28

      Fiscal Month Ended December 31, 1999 ..........      $1.16        $ .94

      Fiscal Year Ended November 30, 1999
            First Quarter ...........................      $2.00        $1.00
            Second Quarter ..........................       2.13         1.13
            Third Quarter ...........................       1.88         1.00
            Fourth Quarter ..........................       1.97         1.03

      On March 19, 2001, the last reported sales price for our shares on The Nasdaq SmallCap Stock Market was $0.4375 per share. At March 19, 2001, we had 1,089 stockholders of record. We estimate that there are approximately 2,600 beneficial owners of our common stock.

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

      Dividends on the 8% preferred stock are payable annually in cash in an amount of $80 per share of 8% preferred stock on the last day of every February, May, August and November of each year. These dividends have been and, in the future, it is anticipated that these dividends will continue to be paid to the holders of 8% preferred stock.

      Dividends on the 12% preferred stock are payable in an amount of $120 per share of 12% preferred stock on the last of every February, May, August and November of each year. In the past, these dividends have been paid to the holders of 12% preferred stock. As of the date hereof, there are no shares of 12% preferred stock outstanding. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

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

2. On September 19, 1998, we issued an aggregate of 5,876 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

3. On July 28, 1999, we issued 250,000 shares of our common stock to Steven Farbman in connection with his employment with us without consideration.

4. On September 19, 1999, we issued an aggregate of 6,174 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

5. On October 1, 1999, we issued 3,000 shares of common stock in connection with the conversion of 5 shares of our 10% Convertible Preferred Stock.

6. On December 20, 1999, we issued 133,333 shares of common stock in connection with the conversion of 20,000 shares of our $10 Convertible Preferred Stock -- Series 2.

7. On January 11, 2000, we issued 15,873 shares of common stock in connection with the conversion of 100 shares of our 8% Convertible Preferred Stock.

8. On January 11, 2000, we issued 31,746 shares of common stock in connection with the conversion of 200 shares of our 12% Convertible Preferred Stock.

9.    On January 31, 2000, we issued 483,200, 140,297 and 925,372 shares of our common stock to Melvyn I. Weiss, Wilbur L. Ross, Jr. and J. Morton Davis, respectively, at a purchase price of $1.75 per share, or $2,710,520 in the aggregate.

10. On September 19, 2000, we issued an aggregate of 10,374 shares of our common stock, in payment of our dividend obligations, to holders of our 10% convertible preferred stock.

11. On October 17, 2000, we issued an 8% Convertible Note in the face amount of $150,000 to D.H. Blair Investment Banking Corp.

12. On December 6, 2000, we issued an 8% Convertible Note in the face amount of $1,000,000 to Rosalind Davidowitz.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

Effect of Change in Fiscal Year-End

      Due to the change in our fiscal year-end from November to December at the end of 1999, fiscal 1999 included the twelve months ended November 30, 1999 while fiscal 2000 included the twelve months ended December 31, 2000. Therefore, our management discussion compares these slightly different time periods, referring to them as fiscal 1999 and fiscal 2000. The net effect is not, in the opinion of our management, significant.

Revenue

      Revenues in fiscal 2000 were $18,662,501, an increase of $350,247 or 1.9% over the $18,312,254 in revenues in fiscal 1999. This increase in revenues results primarily from an increase in the number of advertisements during fiscal 2000. Display advertising, which accounted for 75% of total sales, increased 1.2% while classified advertising, which generated 13% of the total, decreased 4.8%. Other revenue categories, which include: legal notice advertising (4.6%), commercial printing (5.4%), and subscription and other (2.4%), increased a combined 15%. Excluding results from Parkchester Publishing Co., Inc. which was sold in June 2000, and Brooklyn Newspaper Publishing, Inc., which was sold in December 2000, overall revenue increased $1,213,903 or 7.6% with display advertising increasing 6.9%, classified advertising decreasing 1.3% and legal notice advertising increasing 20.3% in fiscal 2000 as compared to fiscal 1999.

      Among the individual operating units, The Queens Tribune's revenues increased 23% in fiscal 2000 compared with fiscal 1999, with classified advertising increasing 25%, legal notice advertising increasing 24% and display advertising increasing 12%. Revenue growth in Queens was aided by the introduction of a new publication, the PRESS of Southeast Queens, which began publication in mid May. The Hill continued its steady climb with revenue growth of 17% for fiscal 2000 compared with fiscal 1999. An investment in editorial has helped the sales team to continue to increase market share in the area of advocacy advertising. An active Congressional calendar and the Presidential election helped The Hill achieve record results. In Manhattan, total revenue increased by 4% in fiscal 2000 compared to fiscal 1999 while revenue at Dan's Papers increased 3% for fiscal 2000 compared with fiscal 1999. A display advertising revenue decrease in Nassau outweighed increased legal notice revenue.

Operating Expenses

      Operating expenses for fiscal 2000 were $20,148,372, a decrease of $1,691,147 or 7.7% compared with operating expenses of $21,839,519 during fiscal 1999. The overall decrease is primarily the result of one-time charges to general and administrative expenses in fiscal 1999 relating to the hiring of a new president and chief executive officer and an increase in the reserve for uncollected receivables. The combined impact of these charges was approximately $1,671,000. Also recorded in fiscal 1999 was a one-time charge to selling expense of approximately $174,000 to adjust the accrual for unpaid commissions.

      Excluding the one-time charges in fiscal 1999, and the Parkchester and Brooklyn divisions which were sold during the current year, operating costs increased approximately $1,335,000 or 8% in fiscal 2000, primarily the result of the launch of the PRESS of Southeast

Queens and editorial investments in The Hill and Manhattan papers. Also recorded in fiscal 2000 was a one-time charge of approximately $313,000 related to the departure of the president and chief executive officer of the company in December, 2000.

Net Income

      We had a net loss of $1,594,600 in fiscal 2000 compared with a net loss of $3,833,514 in fiscal 1999, an improvement of $2,238,914. On a per share basis, we lost $.19 in fiscal 2000 compared with a loss of $.66 in fiscal 1999. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the loss on the sale of subsidiaries (Parkchester and Brooklyn) and the gain on the sale of our interest in New York Blade News, Inc. improved by $1,982,838 in fiscal 2000 to a loss of $1,159,935 from a loss of $3,142,773 in fiscal 1999. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media-related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Sale of Operations

      On December 12, 2000, we sold Brooklyn Newspaper Publishing, Inc. to Metro Multi Media Corp. for $240,000. Metro Multi Media Corp. is a newly-formed company controlled by our former publisher. Brooklyn Newspaper Publishing, Inc. was the publisher of the Brooklyn Skyline, which was acquired by the company in 1994.

      On June 15, 2000, we sold substantially all the assets and liabilities of our Parkchester Publishing Co., Inc. to Metro North Media, Inc. for $326,000. Metro North is a newly-formed company controlled by our former publisher. Parkchester was the publisher of two weekly newspapers in the Bronx, The Bronx Press Review and the Riverdale Review. We acquired the Bronx Press Review in 1993 and we started the Riverdale Review in 1994.

      Both the Brooklyn and Parkchester subsidiaries consistently lost money and management believed the sale will help allow it to focus on growing its other properties. Revenues for the Brooklyn and Parkchester subsidiaries for fiscal years 2000 and 1999 aggregated approximately $1,573,000 and $2,437,000, respectively. Consistent with its stated mission to turn the company around, senior management decided the investment needed to attain the desirable level of success with these publications was greater than the upside potential.

      On March 1, 2000, we completed the sale of our 50% interest in New York Blade News, Inc. to our partner, the Washington Blade, Inc. for $225,000. Two and a half years after entering the New York gay and lesbian market, we decided it was in our best interest to eliminate the losses associated with this venture and focus on building our core properties. Since the New York Blade News had never been profitable, the net effect of the sale will be to save our share of the ongoing losses, which in 1999 were approximately $200,000 and included in general and administrative expenses.

Income Taxes

      We currently have a net operating loss (NOL) carryforward for federal income tax purposes of approximately $13,200,000, which is available to offset federal taxable income through the fiscal year 2020. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above.

Effects of Inflation

      We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Retirement of Outstanding Indebtedness

      As described in "Liquidity and Capital Resources" below, on January 31, 2000, we effectively converted our outstanding indebtedness of $2,500,000 into equity. As a result, we saved over $210,000 in interest payments during fiscal 2000.

Liquidity and Capital Resources

      During fiscal 2000, the total cash used in operations was $1,539,390, driven primarily by a net loss of $1,594,600 for the period. Cash used in investing activities totaled $165,566, as capital expenses of approximately $791,000 were offset by the $225,000 in proceeds from the sale of our 50% interest in the New York Blade and the $432,000 in proceeds from the sales of the Parkchester and Brooklyn subsidiaries.

      On January 31, 2000, we sold an aggregate of 1,548,869 shares of common stock at a price of $1.75 per share. The proceeds from the sale of these shares was used to repay the $2,710,520 unpaid principal balance and accrued interest on our indebtedness to a principal shareholder of the Company and an affiliate of a principal shareholder of the Company. The net cash provided by financing activities totaled $1,149,058 resulting primarily from the proceeds from the issuance of two promissory notes due to principal shareholders of the Company totaling $1,150,000.

      As of December 31, 2000, we had current assets of $3,100,000, including cash of approximately $694,000. At December 31, 2000 we had an excess of current liabilities over current assets in the amount of approximately $464,000. On March 7, 2001 we received $200,000 in the form of a convertible note (the "8% Note") and on March 30, 2001 we received $1,000,000 in the form of a Revolving Note (the "Revolving Note") from a related party. Management believes that with its existing cash position, the $200,000 received from the 8% Note and the $1,000,000 received from the Revolving Note, we will have sufficient working capital to fund our operations for the next twelve months.

      Principal and interest under the 8% Note are payable on the earlier of (a) December 31, 2001 or (b) the date that News Communications, Inc. consummates its next round of equity financing. Principal and Interest under the Revolving Note are payable on March 31, 2002, subject to certain prepayment provisions discussed below. Interest on both the 8% Note and the Revolving Note accrues at 8% per annum and we have the right to prepay the 8% Note and the

Revolving Note, in whole or in part, at any time upon 10 days prior written notice to the payees thereunder. The holders of the 8% Note and the Revolving Note have the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes. Such conversion price is subject to adjustment upon certain events set forth in the 8% Note and the Revolving Note. The Revolving Note provides for certain mandatory prepayment and commitment reduction provisions in the event that the Company sells certain of its subsidiaries or receives equity financing from an incoming Chief Executive Officer or other newly appointment executive officer.

Item 7. Financial Statements

      The consolidated financial statements of News Communications, Inc. and its subsidiaries including the notes thereto, together with the report thereon of BDO Seidman, LLP is presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      Our executive officers, directors and other significant employees and their ages and positions are as follows:

- ----------------------------------------------------------------------------------------------------
Name of Individual          Age   Position with News Communications and Subsidiaries
- ----------------------------------------------------------------------------------------------------
Jerry Finkelstein (1)(2)    85    Chairman of the Board and Director of News Communications
- ----------------------------------------------------------------------------------------------------
Wilbur L. Ross, Jr. (1)     63    Director and Publisher of News Communications
- ----------------------------------------------------------------------------------------------------
Michael Schenkler           55    Director of News Communications and Officer of Subsidiary
- ----------------------------------------------------------------------------------------------------
Paul Mastronardi            41    Vice President and Chief Financial Officer of News Communications
- ----------------------------------------------------------------------------------------------------
Martin A. Bell (2)          50    Director of News Communications
- ----------------------------------------------------------------------------------------------------
Gary Weiss (1)(2)           38    Director of News Communications
- ----------------------------------------------------------------------------------------------------
Robert E. Nederlander (3)   66    Director of News Communications
- ----------------------------------------------------------------------------------------------------
Martin Mendelsohn (3)       58    Director of News Communications
- ----------------------------------------------------------------------------------------------------

- ----------
(1)   Member of Executive Committee
(2)   Member of Compensation Committee

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

      Wilbur L. Ross, Jr. was elected a director of News Communications in October 1996. Mr. Ross served as Chief Executive Officer of News Communications from October 1996 to August 1999. From 1988 to March 2000, Mr. Ross had been Executive Managing Director of Rothschild Inc. and Chairman of Rothschild Recovery Fund and Asia Recovery Fund. On April 1, 2000, Mr. Ross purchased the controlling interest in the General Partner of these funds and Rothschild Recovery Fund was renamed WLR Recovery Fund. Mr. Ross resigned from Rothschild Inc. and organized WLRoss & Co. L.L.C., a merchant banking firm with offices in New York, Seoul, Korea and Tokyo, Japan. Mr. Ross is a director of Mego Financial Corp., a developer of timeshare properties, Syms Corp., a clothing retailer, Tong Yang Life Insurance Co. (Korea) and Kansai Sawayaka Bank (Japan). He also serves as a member of the Alternative Investments Committee of the New York Society of Security Analysts.

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

      Robert E. Nederlander has been a director of News Communications since October 1996. Since 1981, he has been President and/or director of Nederlander Organization, Inc., the owner and/or operator of one of the world's largest chains of legitimate theaters. Mr. Nederlander is also a director of Riddell Sports, Inc., a sporting goods manufacturer, Mego Financial Corp., Allis Chalmers Corp., and Cendant Corp.

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

      The Executive Committee is comprised of Messrs. Ross, Finkelstein and Weiss. Mr. Ross serves as Chairman of the Executive Committee.

      The Audit Committee is comprised of Messrs. Nederlander and Mendelsohn. The Audit Committee recommends the independent accountants appointed by the Board to audit our the financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures. The composition of the Audit Committee complies with the independent director requirements of Nasdaq.

      The Compensation Committee is comprised of Messrs. Finkelstein, Bell and Weiss. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

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

      We believe that during fiscal 2000, Martin Mendelsohn and Robert Nederlander were six calendar days late in filing their Forms 5 which disclosed their receipt of options to each purchase 3,333 shares of common stock at an exercise price of $1.00 per share. Based on our records, we believe that our other directors, officers and ten percent beneficial owners complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Summary Compensation Table

      The following table sets forth information for the fiscal year ended December 31, 2000 and each of the fiscal years ended November 30, 1999 and 1998 concerning the compensation paid and awarded to all individuals serving as our executive officers or key employees whose total annual salary and bonus exceeded $100,000 for these periods:

                           SUMMARY COMPENSATION TABLE

- ---------------------------------------------------------------------------------------------------------------------------
                                                  Annual Compensation                             Long-Term Compensation
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                                        Securities
                                                                         Other Annual     Restricted       Under-
                                                                           Compens-         Stock          lying
                                                Salary        Bonus         ation           Awards        Options
Name and Principal Position          Year         ($)          ($)           ($)              ($)           (#)
- ---------------------------------------------------------------------------------------------------------------------------
Steven Farbman, President            2000(1)   $180,509        ---            ---            ---           3,333(1)
     and Chief Executive             1999      $67,596         ---         $203,906        $453,125      833,333(1)
     Officer                         1998        ---           ---            ---            ---           ---
- ---------------------------------------------------------------------------------------------------------------------------
Paul Mastronardi, Chief              2000      $153,577      $15,000          ---            ---          15,000
     Financial Officer               1999      $ 54,808        ---            ---            ---         100,000
                                     1998        ---           ---            ---            ---           ---
- ---------------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein, Chairman          2000      $ 95,000        ---            ---            ---           3,333
     of the Board                    1999      $156,544        ---        $150,000(2)        ---           3,333
                                     1998      $195,000        ---            ---            ---           ---
- ---------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner, Publisher and       2000      $157,947      $16,777          ---            ---          15,000
     Editor of Dan's Papers          1999      $149,343     $183,117          ---            ---           ---
                                     1998      $147,074      $38,331          ---            ---           ---
- ---------------------------------------------------------------------------------------------------------------------------
Martin Tolchin, Editor-in-           2000      $200,000      $41,037          ---            ---           ---
     Chief and Publisher of          1999      $182,060     $180,092          ---            ---          45,000
     The Hill                        1998      $170,362        ---            ---            ---           ---
- ---------------------------------------------------------------------------------------------------------------------------

- ----------
(1) Mr. Farbman resigned as President and Chief Executive Officer of News Communications in December 2000. Pursuant to a Separation Agreement dated December 11, 2000, Mr. Farbman relinquished all rights to any options to purchase common stock of News Communications.

(2) During July 1999, Mr. Finkelstein's Employment Agreement was amended to reduce his annual salary to $95,000 from $195,000. In connection with the amendment of Mr. Finkelstein's employment agreement, Mr. Finkelstein also received a one-time cash payment of $150,000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

- --------------------------------------------------------------------------------------------------------------
                                                     Percent of Total        Exercise or
                       Number of Securities         Options Granted to       Base Price
      Name              Underlying Options       Employees In Fiscal Year      ($/Sh)        Expiration Date
       (a)                      (b)                        (c)                   (d)               (e)
- --------------------------------------------------------------------------------------------------------------
Steven Farbman               3,333(1)                     2.33%                 $1.00           08/18/05
- --------------------------------------------------------------------------------------------------------------
Paul Mastronardi              15,000                     10.48%                 $1.188          06/26/10
- --------------------------------------------------------------------------------------------------------------
Jerry Finkelstein              3,333                      2.33%                 $1.00           08/18/05
- --------------------------------------------------------------------------------------------------------------
Daniel Rattiner               15,000                     10.48%                 $1.188           6/26/10
- --------------------------------------------------------------------------------------------------------------

- ----------
(1) Pursuant to a Separation Agreement dated December 11, 2000, Mr. Farbman relinquished all right to any options to purchase common stock of News Communications.

                        AGGREGATED YEAR-END OPTION VALUES
                               (December 31, 2000)

- ------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Value of unexercised
                               Shares        Value      Number of unexercised options at     in-the-money options at fiscal
                            Acquired On    Realized            fiscal year-end (#)                    year-end ($)
           Name             Exercise (#)      ($)    -------------------------------------------------------------------------
           (a)                  (b)           (c)         Exercisable      Unexercisable       Exercisable     Unexercisable
- ------------------------------------------------------------------------------------------------------------------------------
Paul Mastronardi                --            --             25,000             90,000(1)          --              --
- ------------------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein               --            --            399,999                 --             --              --
- ------------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner                 --            --                 --             15,000             --              --
- ------------------------------------------------------------------------------------------------------------------------------
Martin Tolchin                  --            --             15,000             30,000             --              --
- ------------------------------------------------------------------------------------------------------------------------------

- ----------
(1) These unvested options vest and become immediately exercisable upon a Change of Control (as defined in the Option Agreement between News Communications and Mr. Mastronardi).

Employment Agreements

      Pursuant to an amended and restated employment agreement entered into by News Communications and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 2003, Mr. Finkelstein is employed as Chairman of the Board of Directors of News Communications at an annual salary of $195,000. On July 29, 1999, the Board of Directors and Mr. Finkelstein agreed to amend Mr. Finkelstein's employment agreement to reduce his annual salary to $95,000 from $195,000. Mr. Finkelstein may also be paid annual bonuses at the discretion of the Board, based upon such factors as our results of operations and transactions involving News Communications which are introduced to us by Mr. Finkelstein or in which he is otherwise involved on our behalf. We also provide Mr. Finkelstein with medical and certain other benefits and perquisites. Mr. Finkelstein may terminate the agreement at any time by giving us at least 10 days' notice. In the event of his permanent disability or death, salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement.

      On November 25, 1997, we entered into an Employment and Shareholder's Agreement with Daniel Rattiner, pursuant to which, we employed Mr. Rattiner to serve as Publisher and Editor of Dan's Papers, Mr. Rattiner's employment commenced on October 18, 1997 and continues for a 10-year period, subject to earlier termination as set forth in the agreement. As compensation for his services, we currently pay Mr. Rattiner a base salary of $167,540, subject to adjustment based on the Consumer Price Index. In addition to his base salary, we pay Mr. Rattiner a bonus based on net profits for the fiscal year and provide Mr. Rattiner with medical and certain other benefits.

      In December 1999, we entered into an Employment Agreement with Martin Tolchin, pursuant to which we employed Mr. Tolchin to serve as Editor and Chief and Publisher of The Hill for a term commencing on January 1, 2000 and ending on December 31, 2002. Mr. Tolchin currently receives an annual base salary of $206,673, subject to adjustment based on the Consumer Price Index. In addition to his base salary, Mr. Tolchin receives a bonus based on the earnings of The Hill for the fiscal year and medical and certain other benefits. Mr. Tolchin may terminate the agreement at any time. In the event of his death, salary and bonuses shall continue to be paid to the legal representative of his estate for a period of six months following his death. If we terminate Mr. Tolchin for any reason other than for "Cause", we must pay his salary and bonus through the end of the term of the agreement.

      Pursuant to a Separation Agreement dated December 11, 2000, Steven Farbman resigned as President, Chief Executive Officer and Director of News Communications and its subsidiaries. As part of the agreement, we agreed, among other things, to accelerate Mr. Farbman's 125,000 unvested shares of our common stock so that Mr. Farbman owned a total of 250,000 shares of our common stock on the date of agreement. We then agreed to purchase in installments from Mr. Farbman all of such shares at a purchase price of $2.00 per share, for an aggregate of $500,000. Mr. Farbman waived all other further rights, if any, in options stock or other equity issue of News Communications and agreed to certain non-competition and non-solicitation provisions. As part of the separation, News Communications and Mr. Farbman also entered into mutual releases.

      On November 21, 2000, we entered into an agreement with Paul Mastronardi, pursuant to which we agreed to pay to Mr. Mastronardi a bonus (a "Stay-Put Bonus") at the time of, among other things, a sale, reorganization, merger, consolidation or other disposition of the company so long as he remains employed with the company at such time. The amount of the Stay-Put Bonus shall be equal to the greater of 50% of Mr. Mastronardi's base salary in effect at such time or $75,000. Pursuant to the agreement, Mr. Mastronardi will not be entitled to the Stay-Put Bonus if he is terminated for Cause or if he voluntarily terminates his employment other than as a result of the assignment to Mr. Mastronardi of duties which are inconsistent with those of a senior financial officer, a decrease in Mr. Mastronardi's base salary, a material adverse change in the benefits available to him or a requirement that he relocate to a place of business outside of a 50 mile radius of New York County. In addition to the Stay-Put Bonus, we agreed to provide Mr. Mastronardi with a severance payment equal to six (6) months of his Base Salary in effect at the time of his termination if his employment is terminated other than by reason of Mr. Mastronardi's death or disability or for Cause of voluntary termination.

Director Compensation

      We have no established compensation arrangements with our directors. See "Directors' and Officers' Options" for a discussion of our Directors and Officers Stock Option Plan. However, on August 17 of each year, we grant to each existing director a five-year option to purchase 3,333 shares of our common stock at the market price on the date of grant pursuant to our Non-Discretionary Directors Stock Option Plan.

Directors' and Officers' Options

      On August 17, 1993, the Board adopted a Discretionary Directors and Officers Stock Option Plan pursuant to which, as adjusted, the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of News Communications and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986.

      On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan pursuant to which, as adjusted, the Board may award up to 166,667 shares of common stock to directors of News Communications and its subsidiaries. Pursuant to this plan, on August 17 of each calendar year, each person who is then a director of News Communications receives a five-year option to purchase 3,333 shares of common stock at the market price on the date of grant.

      On December 21, 1999, the Board adopted a 1999 Stock Incentive Plan pursuant to which the Board may award options to purchase an aggregate of 200,000 shares of our common stock to directors, officers, employees and consultants. Options under the 1999 Stock Incentive Plan may be non-qualified or incentive stock options for purposes of income taxation under Section 422 of the Internal Revenue Code of 1986. All qualified incentive stock options granted under the plan must have an exercise price at least equal to Fair Market Value (as defined in the plan) as of the grant date while non-qualified stock options may be granted at an exercise price less than Fair Market Value.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding ownership of our common stock, as of March 19, 2001 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of News Communications, by each person listed in the Summary Compensation Table and by all directors and officers of News Communications as a group.

      The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 8,470,536 shares of common stock outstanding on March 19, 2001 plus with respect to each such person the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty
(60) days set forth herein.

                                               Beneficial Ownership          Current
Name and Address                                 of Common Stock         Percent of Class
- ----------------                                 ---------------         ----------------
Martin A. Bell                                     6,666 (1)(8)                   *
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

J. Morton Davis                                   2,874,761 (7)               31.77%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

Steven A. Farbman                                  156,667 (9)(10)             1.82%
2 Park Avenue, Suite 1405
New York, NY  10016

Jerry Finkelstein                                 664,000 (1)(2)               7.49%
35 East 76th Street
New York, NY  10021

Paul Mastronardi                                    25,000 (1)                    *
2 Park Avenue, Suite 1405
New York, NY  10016

Martin Mendelsohn                                   6,666 (1)                     *
Verner, Liipfert, Bernhard,
McPherson and Hand 901 15th Street, N.W.
Suite 700
Washington, D.C. 20005

Robert E. Nederlander                             54,699 (1)(3)                   *
1450 Broadway, 20th Floor
New York, NY  10018

Daniel Rattiner                                     44,436(11)                    *
c/o Dan's Paper
2221 Montauk Highway
Bridgehampton, NY  11932

Wilbur L. Ross, Jr.                             788,863 (1)(3)(4)              8.93%
101 E. 52nd Street, 19th Floor
New York, NY  10022

Michael Schenkler                                 207,143 (1)(5)               2.44%
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365

                                               Beneficial Ownership          Current
Name and Address                                 of Common Stock         Percent of Class
- ----------------                                 ---------------         ----------------
Martin Tolchin                                      15,000 (1)                    *
c/o Capital Hill Publishing Corp.
733 15th Street N.W. Suite 1140
Washington, DC  20005

Gary Weiss                                         156,666 (1)                 1.82%
Weiss Capital Group LLC
99 Seaview Blvd.
Port Washington, NY  11050

Melvyn I. Weiss                                1,567,662 (1)(3)(6)             18.3%
One Pennsylvania Plaza
New York, NY  10119

All Directors and Executive Officers as a         2,066,370(12)(10)           21.77%
Group (9 persons)

- ----------
*     Less than one percent.

(1) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Bell--6,666; Mr. Finkelstein--399,999; Mr. Mastronardi--25,000; Mr. Mendelsohn--6,666; Mr. Nederlander--21,666; Mr. Ross--128,333; Mr. Schenkler--9,999; Mr. M. Weiss--26,667; Mr. G. Weiss--156,666; Mr. Tolchin--15,000.

(2) Includes (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Mr. Finkelstein is President, and (b) 66,667 shares owned by Mr. Finkelstein's wife.

(3) Includes the following numbers of shares issuable upon conversion of shares of $10 convertible preferred stock: Mr. Nederlander--33,033 Mr. M. Weiss--66,064; Ross--132,131.

(4) Includes 100,000 shares issuable upon exercise of warrants owned by the WLR Recovery Fund L.P.

(5) Does not include 13,678 shares owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(6)   Includes 457,304 shares owned by the M&B Weiss Family Partnership.

(7)   Includes
      (a) 2,297,405 shares of common stock and warrants to purchase 207,867 shares owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a director and the sole stockholder,
      (b) 19,489 shares of common stock issuable upon exercise of 5,900 shares of $10 convertible preferred stock and
      (c) 350,000 shares of common stock to be issued upon conversion of 8% Convertible Notes owned by D.H. Blair Investment Banking Corp.

      Does not include
      (d) 41,006 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife, and
      (e) 790,172 shares of common stock owned by Rosalind Davidowitz and 1,000,000 shares of common stock to be issued upon conversion of 8% Convertible Note owned by her. Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

(8) Does not include 2,297,405 shares of common stock, warrants to purchase 207,867 shares, or 369,489 shares of common stock issuable upon exercise/conversion of $10 preferred stock and 8% convertible notes owned by D.H. Blair Investment Banking Corp., of which Martin A. Bell is Vice Chairman. Mr. Bell expressly disclaims beneficial ownership of all securities held by D.H. Blair Investment Banking Corp.

(9) Includes 6,667 shares owned by Mr. Farbman's wife as custodian for two minor children.

(10) Pursuant to a Separation Agreement dated December 11, 2000, News Communications will purchase 150,000 shares from Mr. Farbman on May 1, 2002.

(11)  Includes

(a) 167 shares owned by Mr. Rattiner's wife and (b) 600 shares issuable upon conversion of our 10% preferred stock.

(12) Includes shares issuable upon exercise of the options referenced in (1) above, conversion of the $10 convertible preferred stock referenced in (3) above and exercise of the warrants in (4) above.

Item 12. Certain Relationships and Related Transactions.

      On December 6, 2000, we issued an 8% Convertible Note in the principal amount of $1,000,000 to Rosalind Davidowitz and on October 17, 2000, we issued an 8% Convertible Note in the principal amount of $150,000 to D.H. Blair Investment Banking Corp. Principal and interest under both notes are payable on the earlier of (a) December 31, 2001 or (b) the date that News Communications, Inc. consummates its next round of equity financing. Interest on the notes accrue at 8% per annum and we have the right to prepay the notes, in whole or in part, at any time upon 10 days prior written notice to the payees. Ms. Davidowitz and D.H. Blair each have the right to convert the principal amount and accrued interest under their respective notes at a conversion price of $1.00 per share at any time before the payment if full of such amounts due under the notes. Such conversion price is subject to adjustment upon certain events set forth in the notes.

      On August 17, 2000, we granted to each of our directors options to purchase 3,333 shares of our common stock at an exercise price of $1.00 per share pursuant to our Non-Discretionary Stock Option Plan.

      On June 26, 2000, we entered into a Stock Option Agreement with Paul Mastronardi, pursuant to which we granted options to purchase 15,000 shares of our Common Stock at an exercise price of $1.188 per share.

      On August 17, 1999, we granted to each of our directors options to purchase 3,333 shares of our common stock at an exercise price of $1.625 per share pursuant to our Non-Discretionary Stock Option Plan.

      On August 16, 1999, we entered into a Stock Option Agreement with Paul Mastronardi, pursuant to which we granted options to purchase 100,000 shares of our Common Stock at an exercise price of $1.625 per share.

      On July 28, 1999, the maturity of the $1,000,000 aggregate principal amount of indebtedness of our subsidiaries, Tribco Incorporated and Access Network Corp., to D.H. Blair Investment Banking Corp. was extended to January 31, 2000. With respect to the repayment of the such indebtedness, on July 28, 1999, we entered into a Subscription Agreement with Messrs. Weiss, Ross and Davis to which Messrs. Weiss, Ross and Davis agreed to purchase 483,200,

140,297 and 925,372 shares of the our common stock, respectively, at a purchase price of $1.75 per share, on January 31, 2000. On January 31, 2000 we sold an aggregate of 1,548,869 shares at a price of $1.75 per share. The proceeds of the sale of shares was used to pay $2,710,520 representing the unpaid principal balance and accrued interest on our indebtedness to DH Blair Investment Banking Corp. and Wilbur L. Ross, Jr.

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

Item 13. Exhibits, List and Reports on Form 10-KSB.

      (a)   Exhibits

                                                                                 Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                               Document (1)      Referenced Document
   ------                                -----------                               ------------      -------------------
     3.1       Articles of Incorporation of the company (formerly known as               A                   3.1
               Applied Resources, Inc.), filed with the Secretary of State of the State of Nevada on May 20, 1986.

    3.1.1      Certificate of Amendment of the Articles of Incorporation of              A                  3.1.1
               the company, filed with the Secretary of State of the State of
               Nevada on December 8, 1987.

    3.1.2      Certificate of Amendment of the Articles of Incorporation of              B                  3.1.2
               the company, filed with the Secretary of State of Nevada on
               August 16, 1990.

    3.1.3      Certificate of Amendment of the Articles of Incorporation of              C                  3.1.3
               the company, filed with the Secretary of the State of Nevada on July 26, 1994.

     3.2       By-Laws of the company (as amended and restated).                         C                  3.2.1

     4.1       Form of Common Stock Certificate.                                         B                   4.1

     4.2       Certificate of Designation of 10% Convertible Preferred Stock.            *

    4.2.1      Certificate of Designation of 8% Convertible Preferred Stock.             *

    4.2.2      Certificate of Amendment of Certificate of Designation of 8%              *
               Convertible Preferred Stock.

    4.2.3      Certificate of Designation of $10 Convertible Preferred Stock             H                  10.33
               (included as part of Exhibit 10.21).

     4.3       Form of Rights Certificate                                                L                   4.3

    10.1       1987 Stock Option Plan, as amended.                                       G                  10.1.1

    10.2       1999 Stock Option Plan                                                    *

    10.3       Discretionary Directors and Officers Stock Option Plan.                   C                  10.2.1

    10.4       Non-discretionary Directors Stock Option Plan.                            C                  10.2.2

    10.5       Stockholders' Agreement, dated as of October 13, 1988, between            D                   2.1
               Daniel Rattiner and the company.

    10.6       Agreement of Lease, dated October 31, 1988, by and between                D                   2.4
               Daniel Rattiner and DP Acquisition Corp., for premises located on Montauk Highway, Bridgehampton, New York.

    10.7       Amendment of Lease, dated October 31, 1998, by and between                L                   10.6
               Dan's Paper's Inc. (f/k/a D.P. Acquisition, Inc.) and Daniel
               Rattiner.

    10.8       Lease for space at 174-15 Horace Harding Expressway, Fresh                B                  10.25
               Meadows, New York.

    10.9       Agreement of Lease, dated as of July 26, 2000, by and between             *
               Max Five NY, LLC and Manhattan Publishing Corp. for premises located at 63 West 38th Street, New York, New York and Guaranty
               by News Communications, Inc.

    10.10      Lease Agreement, dated November 3, 1999, by and between News              *
               Communications, Inc. and Two Park Company for premises located at 2 Park Avenue, New York, New York and guaranty by News
               Communications, Inc.

    10.11      Agreement of Sublease by and between All Metro Aids, Inc. and             *
               Nassau Community Newspapers, Inc. for premises located at 33
               Atlantic Avenue, Lynbrook, New York.

    10.12      Lease Agreement, dated June 28, 1994, by and between 15th & H             *
               Street Associates and Capitol Hill Publishing Company, Inc.
               for premises located at 733 15th Street, N.W., Washington, D.C.

    10.13      Letter Agreement, dated June 15, 1990, by and between Dan's               B                  10.21
               Papers, Inc. and Dan's Papers, Ltd.

    10.14      Letter dated November 22, 1996 from News Communications, Inc.             J                  10.4.4
               to Daniel Rattiner regarding exercise of option to purchase stock of Dan's Papers, Ltd.

    10.15      Employment and Stockholders' Agreement dated as of November               K                  10.4.5
               25, 1997 by and between News Communications, Inc. and Daniel
               Rattiner

    10.16      Amended and Restated Employment Agreement, dated October 28,              J                 10.7.4.1
               1996, by and between Jerry Finkelstein and News
               Communications, Inc.

    10.17      Letter Agreement dated July 29, 1999 by and between Jerry                 P
               Finkelstein and News Communications, Inc.

    10.18      Stock Option Agreement dated September 1, 1993, by and between            C                  10.11
               Jerry Finkelstein and News Communications, Inc.

    10.19      Employment Agreement dated December 1999 by and between Martin            *
               Tolchin and News Communications

    10.20      Warrant dated May 17, 1996, to purchase 400,000 shares of News            H                  10.31
               Communications, Inc.'s common stock issued by News
               Communications, Inc. to D.H. Blair Investment Banking Corp.

    10.21      Warrant dated May 21, 1996, to purchase 200,000 shares of News            H                  10.32
               Communications, Inc.'s common stock issued by News
               Communications, Inc. to D.H. Blair Investment Banking Corp.

    10.22      Form of Subscription Agreement made as of October 4, 1996 by              H                  10.33
               and among News Communications, Inc. and persons designated therein as "Purchasers," including Exhibit 1 thereto, form of
               Certificate of Designation of $10.00 Convertible Preferred
               Stock, and Exhibit 2 thereto, form of Warrant.

    10.23      Form of Standby Agreement, dated January 12, 1998, by and                 L                  10.25
               among News Communications, Inc., Wilbur L. Ross, Jr., Melvyn
               I. Weiss and J. Morton Davis, as amended.

    10.24      Subscription Agreement, dated July 28, 1999, by and between               N                   10.5
               News Communications, Inc., Wilbur L. Ross, Jr., Melvyn I.
               Weiss and J. Morton Davis.

    10.25      Stock Option Agreement, dated July 28, 1999, by and between               P
               News Communications, Inc. and Jerry Finkelstein.

    10.26      Stock Option Agreement, dated July 28, 1999, by and between               P
               News Communications, Inc. and Gary Weiss.

    10.27      Stock Option Agreement, dated August 16, 1999, by and between             P
               News Communications, Inc. and Paul Mastronardi.

    10.28      Agreement regarding Stay-Put Bonus, dated November 21, 2000, by           *
               and between Paul Mastronardi and News Communications, Inc.

    10.29      8% Convertible Note, dated October 17, 2000, in the principal             *
               amount of  $150,000 issued by News Communications, Inc. in favor of D.H. Blair Investment Banking Corp.

    10.30      8% Convertible Note, dated December 6, 2000, in the principal             *
               amount of $1,000,000 issued by News Communications, Inc. in favor of Rosalind Davidowitz

    10.31      Separation Agreement dated December 11, 2000 by and between               *
               Steven A. Farbman, News Communications, Inc. and J. Morton
               Davis.

    10.32      8% Convertible Note, dated March 7, 2001, in the principal                *
               amount of $200,000 issued by News Communications, Inc. in
               favor of D.H. Blair Investment Banking Corp.

    10.33      Subscription Agreement, dated March 7, 2001, by and between               *
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp.

    10.34      Subscription Agreement, dated October 17, 2000, by and between            *
               D.H. Blair Investment Banking Corp. and News Communications,
               Inc.

    10.35      Subscription Agreement, dated December 6, 2000, by and between            *
               News Communications, Inc. and Rosalind Davidowitz

    10.36      Loan Agreement, dated as of March 30, 2001, by and between                *
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp.

    10.37      Revolving Note, dated March 30, 2001, in the principal amount             *
               of $1,000,000 issued by News Communications, Inc. in favor of
               D.H. Blair Investment Banking Corp.

     21        Subsidiaries of News Communications, Inc.                                 *

Notes:

A     Annual Report of the company on Form 10-K for the year ended November 30,
      1987.
B     Registration Statement of the company on Form S-1, No. 33-35484.
C     Registration Statement of the company on Form S-1, No. 33-46467.
D Current Report of the company on Form 8-K relating to events occurring on October 31, 1988.
E Annual Report of the company on Form 10-KSB for the year ended November 30, 1992.
F Annual Report of the company on Form 10-KSB for the year ended November 30, 1994.
G Annual Report of the company on Form 10-KSB for the year ended November 30, 1995.
H Quarterly Report of the company on Form 10-QSB for the quarter ended August 31, 1996.
I Current Report of the company on Form 8-K/A relating to events occurring on February 3, 1997.
J Annual Report of the company on Form 10-KSB/A for the year ended November 30, 1996.
K Annual Report of the company on Form 10-KSB for the year ended November 30, 1997.
L Registration Statement on Form SB-2 (Registration No. 333-67407), declared effective by the SEC on January 14, 1999.
M Annual Report of the company on Form 10-KSB40 for the year ended November 30, 1998.
N Current Report of the company on Form 8-K relating to events occurring on July 28, 1999.
O Current Report of the company on Form 8-K relating to events occurring on December 15, 1999.
P Annual Report of the company on Form 10-KSB for the year ended November 30, 1999.

*     Filed herewith.
(b)   No reports were filed on Form 8-K during the last quarter of fiscal year
      2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001

                                        NEWS COMMUNICATIONS, INC.


                                        By: /s/ Paul Mastronardi
                                           -------------------------------------
                                           Paul Mastronardi
                                           Vice President and
                                           Chief Financial Officer

      In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                   Title                             Date
   /s/ Paul Mastronardi            Vice President and Chief Financial Officer     March 30, 2001
- -------------------------------
Paul Mastronardi


   /s/ Jerry Finkelstein           Chairman of the Board and Director             March 30, 2001
- -------------------------------
Jerry Finkelstein


   /s/ Wilbur L. Ross, Jr.         Director and Publisher                         March 30, 2001
- -------------------------------
Wilbur L. Ross, Jr.


   /s/ Michael Schenkler           Director                                       March 29, 2001
- -------------------------------
Michael Schenkler


   /s/ Martin A. Bell              Director                                       March 29, 2001
- -------------------------------
Martin A. Bell


   /s/ Gary Weiss                  Director                                       March 29, 2001
- -------------------------------
Gary Weiss


   /s/ Robert E. Nederlander       Director                                       March 30, 2001
- -------------------------------
Robert E. Nederlander


   /s/ Martin Mendelsohn           Director                                       March 30, 2001
- -------------------------------
Martin Mendelsohn

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                               Consolidated Financial Statements
                             Years Ended December 31, 2000 and November 30, 1999
                                           and One Month Ended December 31, 1999

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                                                        Contents


Independent auditors' report                                                   3

Consolidated financial statements:
   Balance sheet                                                               4
   Statements of operations                                                    5
   Statements of stockholders' equity (deficit)                                6
   Statements of cash flows                                                    7
   Notes to consolidated financial statements                               8-30

Independent Auditors' Report

Board of Directors and Stockholders of
  News Communications, Inc.

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
    ---------------------------------
    BDO Seidman, LLP


New York, New York
February 17, 2001, except for
  Note 17, as to which the
  date is March 30, 2001.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                                      Consolidated Balance Sheet

December 31, 2000
- ----------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                                                             $    694,390
   Accounts receivable, net of allowance for doubtful accounts of $1,514,000                           2,233,835
   Other                                                                                                 183,232
- ----------------------------------------------------------------------------------------------------------------
           Total current assets                                                                        3,111,457
Property and equipment, net                                                                            1,000,232
Intangible assets, net                                                                                 2,381,403
Other, net                                                                                               196,728
- ----------------------------------------------------------------------------------------------------------------
                                                                                                    $  6,689,820
================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                                 $    704,339
   Accrued expenses                                                                                    1,554,662
   Due to related parties                                                                              1,157,101
   Unearned revenue                                                                                      143,612
   Capital leases, current portion                                                                        16,101
- ----------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                   3,575,815
Capital leases, net of current portion                                                                    49,647
Other long-term liabilities                                                                              300,000
- ----------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                           3,925,462
- ----------------------------------------------------------------------------------------------------------------
Minority interest                                                                                        601,438
- ----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value; 500,000 shares authorized; 197,535 shares issued and
      outstanding, $2,094,500 aggregated liquidation value                                               197,535
   Common stock, $.01 par value; authorized 100,000,000 shares; 8,628,869 shares issued and
      outstanding                                                                                         86,288
   Paid-in capital - preferred stock                                                                   1,748,349
   Paid-in capital - common stock                                                                     23,326,656
   Deficit                                                                                           (22,704,179)
- ----------------------------------------------------------------------------------------------------------------
                                                                                                       2,654,649
   Less:  Treasury stock (158,333 common shares) - at cost                                               491,729
- ----------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                  2,162,920
- ----------------------------------------------------------------------------------------------------------------
                                                                                                    $  6,689,820
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

                                                           Year ended       One month ended      Year ended
                                                        December 31, 2000   December 31, 1999  November 30, 1999
- ----------------------------------------------------------------------------------------------------------------
Net revenues                                                $ 18,662,501       $ 1,184,829       $ 18,312,254
- ----------------------------------------------------------------------------------------------------------------
Expenses:
   Editorial                                                   1,724,769           123,886          1,484,115
   Production and distribution                                 6,600,957           510,497          6,918,995
   Selling                                                     4,043,010           295,851          4,058,417
   General and administrative                                  7,344,620           608,801          8,951,101
   Depreciation and amortization                                 435,016            41,652            426,891
- ----------------------------------------------------------------------------------------------------------------
      Total expenses                                          20,148,372         1,580,687         21,839,519
- ----------------------------------------------------------------------------------------------------------------
      Loss from operations                                    (1,485,871)         (395,858)        (3,527,265)
Loss on sale of subsidiaries                                      (4,498)               --                 --
Gain on disposal of unconsolidated entity                         22,687                --                 --
- ----------------------------------------------------------------------------------------------------------------
              Loss before interest expense, minority
                interest in income of subsidiary and
                provision (benefit) for income taxes          (1,467,682)         (395,858)        (3,527,265)
Interest expense, net                                             26,637            15,360            238,340
Minority interest in income of subsidiary                        109,080           (10,115)            42,399
- ----------------------------------------------------------------------------------------------------------------
              Loss before provision (benefit) for
                income taxes                                  (1,603,399)         (401,103)        (3,808,004)
Provision (benefit) for income taxes                              (8,799)            9,194             25,510
- ----------------------------------------------------------------------------------------------------------------
Net loss                                                    $ (1,594,600)      $  (410,297)      $ (3,833,514)
================================================================================================================
Loss per common share:
   Basic and diluted                                        $       (.19)      $      (.06)      $       (.66)
================================================================================================================
Weighted average number of common shares outstanding:
      Basic and diluted                                        8,432,582         6,904,513          5,767,606
================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                       Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2000 and November 30, 1999 and one month ended December 31, 1999
- -----------------------------------------------------------------------------------------------------------------
                                                                          Paid-in
                                             Preferred stock              capital -          Common stock
                                       --------------------------        preferred    --------------------------
                                          Shares         Amount            stock           Shares         Amount
- -----------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998                220,340       $ 220,340       $ 2,257,025       2,792,000      $27,919
Rights offering                                --              --                --       3,833,333       38,333
Costs associated with offering                 --              --                --              --           --
Conversion of 5 shares 10%
   preferred into 3,000 shares of
   common stock                                (5)             (5)          (17,985)          3,000           30
Conversion of 2,500 shares $10
   preferred to 4,167 common stock         (2,500)         (2,500)          (22,500)          4,167           42
Stock issued as preferred
   dividends                                   --              --                --           6,174           62
Issuance of 250,000 shares of
   common stock par $.01 at 1.8125             --              --                --         250,000        2,500
Dividends on preferred stock                   --              --                --              --           --
Net loss                                       --              --                --              --           --
- -----------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999                217,835         217,835         2,216,540       6,888,674       68,886
Conversion of 20,000 shares $10
   preferred to 133,333 shares of
   common stock                           (20,000)        (20,000)         (180,000)        133,333        1,333
Dividends on preferred stock                   --              --                --              --           --
Net loss                                       --              --                --              --           --
- -----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                197,835         197,835         2,036,540       7,022,007       70,219
Conversion of 200 shares 12%
   preferred to 31,746 shares of
   common stock                              (200)           (200)         (191,800)         31,746          317
Conversion of 100 shares 8%
   preferred to 15,873 shares of
   common stock                              (100)           (100)          (96,391)         15,873          159
Issuance of 1,548,869 shares of
   common stock - par $.01 at
   $1.75                                       --              --                --       1,548,869       15,489
Stock issued as preferred
   dividends                                   --              --                --          10,374          104
Treasury stock purchases                       --              --                --              --           --
Dividends on preferred stock                   --              --                --              --           --
Net loss                                       --              --                --              --           --
- -----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                197,535       $ 197,535       $ 1,748,349       8,628,869      $86,288
=================================================================================================================
Years ended December 31, 2000 and November 30, 1999 and one month ended December 31, 1999
- --------------------------------------------------------------------------------------------------------
                                         Paid-in                                                Total
                                         capital -                                          stockholders'
                                          common                              Treasury         equity
                                           stock             Deficit           stock          (deficit)
- --------------------------------------------------------------------------------------------------------
Balance, November 30, 1998             $ 14,499,108       $(16,807,732)      $(408,729)      $  (212,069)
Rights offering                           5,711,667                 --              --         5,750,000
Costs associated with offering             (467,709)                --              --          (467,709)
Conversion of 5 shares 10%
   preferred into 3,000 shares of
   common stock                              17,960                 --              --                --
Conversion of 2,500 shares $10
   preferred to 4,167 common stock           24,958                 --              --                --
Stock issued as preferred
   dividends                                 10,438            (10,500)             --                --
Issuance of 250,000 shares of
   common stock par $.01 at 1.8125          450,625                 --              --           453,125
Dividends on preferred stock                     --            (33,144)             --           (33,144)
Net loss                                         --         (3,833,514)             --        (3,833,514)
- --------------------------------------------------------------------------------------------------------
Balance, November 30, 1999               20,247,047        (20,684,890)       (408,729)        1,656,689
Conversion of 20,000 shares $10
   preferred to 133,333 shares of
   common stock                             198,667                 --              --                --
Dividends on preferred stock                     --             (2,764)             --            (2,764)
Net loss                                         --           (410,297)             --          (410,297)
- --------------------------------------------------------------------------------------------------------
Balance, December 31, 1999               20,445,714        (21,097,951)       (408,729)        1,243,628
Conversion of 200 shares 12%
   preferred to 31,746 shares of
   common stock                             191,683                 --              --                --
Conversion of 100 shares 8%
   preferred to 15,873 shares of
   common stock                              96,332                 --              --                --
Issuance of 1,548,869 shares of
   common stock - par $.01 at
   $1.75                                  2,695,031                 --              --         2,710,520
Stock issued as preferred
   dividends                                 10,396            (10,500)             --                --
Treasury stock purchases                   (112,500)                --         (83,000)         (195,500)
Dividends on preferred stock                     --             (1,128)             --            (1,128)
Net loss                                         --         (1,594,600)             --        (1,594,600)
- --------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             $ 23,326,656       $(22,704,179)      $(491,729)      $ 2,162,920
========================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                           Year ended      One month ended      Year ended
                                                        December 31, 2000  December 31, 1999  November 30, 1999
- ---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities of continuing
  operations:
    Net loss                                                $(1,594,600)      $  (410,297)      $(3,833,514)
    Adjustments to reconcile net loss to net cash
      used in operating activities of continuing
      operations:
        Depreciation and amortization                           435,016            41,652           426,891
        Provision for doubtful accounts                         806,350            60,500         1,967,126
        Noncash compensation to officer                              --                --           453,125
        Minority interest                                       109,080           (10,115)           42,399
        Loss from unconsolidated entities                            --            16,667           200,000
        Gain on sale of unconsolidated entity                   (22,687)               --                --
        Loss on sale of subsidiaries                              4,498                --                --
        Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                 (1,191,659)          263,884        (1,219,763)
         Other current assets                                    74,907           (28,119)           25,496
         Other assets                                           109,663             3,125          (109,096)
         Related party receivable                                17,566               635             8,217
        Increase (decrease) in:
         Accounts payable and accrued expenses                 (407,249)           (9,268)         (674,217)
         Other liabilities                                      303,874            (7,527)          (44,245)
         Related party payable                                 (184,149)          (11,564)          (67,178)
- ---------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities of
             continuing operations                           (1,539,390)          (90,427)       (2,824,759)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities of continuing
  operations:
    Capital expenditures                                       (791,372)           (7,823)         (226,527)
    Investment in unconsolidated entities                       (31,194)          (13,984)         (206,196)
    Proceeds from sale of subsidiaries                          432,000                --                --
    Proceeds from sale of unconsolidated entity                 225,000                --                --
- ---------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing
             activities of continuing operations               (165,566)          (21,807)         (432,723)
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities of continuing
  operations:
    Proceeds from common stock                                2,710,520                --                --
    Proceeds from rights offering                                    --                --         5,750,000
    Costs associated with rights offering                            --                --          (467,709)
    Principal payments on notes payable                      (2,500,000)               --          (750,000)
    Dividend on preferred stock                                  (1,128)           (2,764)          (33,144)
    Proceeds from notes payable                               1,150,000                --                --
    Purchase of treasury stock                                 (195,500)               --                --
    Payment of capital lease obligations                        (14,834)               --                --
- ---------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing
             activities of continuing operations              1,149,058            (2,764)        4,499,147
- ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                (555,898)         (114,998)        1,241,665
Cash, beginning of year                                       1,250,288         1,365,286           123,621
- ---------------------------------------------------------------------------------------------------------------
Cash, end of year                                           $   694,390       $ 1,250,288       $ 1,365,286
===============================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $    29,366       $    12,188       $   175,654
  Stock issued as preferred dividend                             10,500                --            10,500
  Conversion of preferred stock into common stock               288,491           200,000            42,990
  Purchases of equipment under capital leases                    61,756                --                --
  Disposal of assets - notes received                           126,000                --                --
===============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

1.    Organization and        Description of Business - News Communications,
      Industry Segment        Inc., a Nevada corporation, is primarily engaged,
                              through various wholly-owned and majority-owned subsidiaries, in the publication and distribution of advertiser-supported, community-oriented newspapers. The Company's publishing subsidiaries are Access Network Corp. ("Access"), Manhattan
                              Publishing Corp. ("MPC"), Tribco Incorporated
                              ("Tribco"), Dan's Papers, Inc. ("DPI"),
                              Parkchester Publishing Co., Inc. ("Bronx Press
                              Review"), Nassau Community Newspaper Group, Inc.
                              ("Nassau Newspapers"), Capital Hill Publishing
                              Corp. ("Capital Hill"), Brooklyn Newspaper
                              Publishing, Inc. ("Brooklyn"), West Side Newspaper
                              Corp. ("West Side") and South Shore Publishers,
                              Inc. ("South Shore"). News Communications, Inc.
                              and Subsidiaries (the "Company") function in one industry segment, which is the news publication business.

                              On June 15, 2000, the Company completed the sale of substantially all of the assets and liabilities of the Bronx Press Review. On December 12, 2000, the Company completed the sale of Brooklyn (see
                              Note 16).

                              Change in Year-End - In December 1999, the Company elected to change its year-end to December 31 from November 30. This change was made effective December 31, 1999.

2.    Summary of              Principles of Consolidation - The consolidated
      Significant             financial statements of the Company include the
      Accounting              accounts of the parent company and its
      Policies                wholly-owned and majority-owned subsidiaries.
                              Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All intercompany accounts and transactions have been eliminated.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                              Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

                                                                    Years
                              --------------------------------------------------
                              Furniture, fixtures and office
                                equipment                            5-10
                              Leasehold improvements           Shorter of useful
                                                               life of asset or
                                                               length of lease
                              Computer equipment                      5
                              Distribution boxes                      5
                              --------------------------------------------------

                              Tradenames - Tradenames are amortized over ten to twenty years on a straight-line basis.

                              Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over ten to twenty years on a straight-line basis.

                              Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $143,612 at December 31, 2000, represent future advertisements that have been paid for by customers in advance.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              Seasonality - One of the Company's publications (which generated approximately 24% of revenues for both fiscal years ended December 31, 2000 and November 30, 1999 and approximately 14% for the one month ended December 31, 1999) is a resort-area newspaper, that earns a significant portion of its revenue during the summer months.

                              Concentration of Customers - The majority of the Company's customers are located in two of the boroughs of New York City, in Nassau County and Eastern Long Island.

                              Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2000, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

                              Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of preferred stock. Diluted loss per share has not been presented for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, as the effects of stock options would be anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              For the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, options to purchase 1,736,906, 867,183 and
                              1,618,332 shares of common stock, warrants to purchase 598,454, 583,016 and 583,016 shares of common stock, convertible preferred shares of 668,524, 402,971 and 371,658, and convertible debt of 88,767, -0-, and -0-, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

                              Income Taxes - Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109, requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

                              Stock Options - The Company accounts for stock options in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation", which allows a choice of either the intrinsic value method or the fair value method of accounting for employee stock options. The Company has elected to use the current intrinsic value method.

                              Long-Lived Assets - Long-lived assets, such as intangibles and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 2000.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              Restatement - The financial statements and related notes have been restated to give retroactive effect to a one-for-three reverse stock split on January 19, 1999.

                              Segment Information - The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. The statement requires disclosure of certain financial information related to operating segments. The Company has determined that it operates in one reportable segment.

                              Shipping and Handling Costs - Shipping and handling costs billed to customers are recorded as revenue and are immaterial. The costs associated with shipping goods to customers are recorded as an operating expense.

                              Reclassification - Certain items in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

3.    Property and            Major classes of property and equipment are as
      Equipment               follows:




December 31, 2000
- --------------------------------------------------------------------------------
Leasehold improvements                                                $  389,580
Computer equipment and software                                          617,950
Furniture, fixtures and office equipment                                 238,284
Distribution boxes                                                        92,906
Construction-in-progress                                                 193,161
- --------------------------------------------------------------------------------
                                                                       1,531,881
Less:  Accumulated depreciation and amortization                         531,649
- --------------------------------------------------------------------------------
Property and equipment, net                                           $1,000,232
================================================================================

                              Estimated costs to complete
                              construction-in-progress are minimal.

                              Property and equipment included assets under capital leases at December 31, 2000 with a cost of $61,756 and accumulated depreciation of $6,176.

                              Depreciation expense for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999 amounted to $192,244, $168,411 and $20,624, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

4.    Intangible Assets       Intangible assets consist of goodwill and
                              tradenames. Intangibles are amortized on a straight-line basis over their estimated lives, which vary from 10 to 20 years. Tradenames and goodwill as of December 31, 2000 consisted of:

December 31, 2000                                               Useful lives
- --------------------------------------------------------------------------------
Goodwill                                        $1,698,973       5-20 years
Tradenames                                       2,850,000        20 years
- --------------------------------------------------------------------------------
                                                 4,548,973
Less:  Accumulated amortization:
           Goodwill                                823,571
           Tradenames                            1,343,999
- --------------------------------------------------------------------------------
                                                $2,381,403
================================================================================

                              Amortization expense of $242,772, $258,480 and $21,028 was recognized for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, respectively.

5.    Related Parties         On January 31, 2000 the Company sold an aggregate
                              of 1,548,869 shares of common stock at a price of $1.75. The proceeds of the sale were used to pay
                              $1,000,000 and $1,500,000 of short-term notes
                              payable to a principal shareholder of the Company and an affiliate of a principal shareholder of the Company, respectively, along with accrued interest in the amount of $210,520.

                              Interest expense for the years ended December 31, 2000 and November 30, 1999, relating to the above notes was approximately $19,000 and $231,000, respectively. Interest expense for the one month ended December 31, 1999 amounted to approximately $19,000.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $74,800, $66,000 and $6,300 for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, respectively. The lease payment is adjusted annually based on the Consumer Price Index as of November. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 2008.

                              Amounts owed to officers and other employees of the Company for bonus and expenses amounted to approximately $217,000 at December 31, 2000, which are included in accrued expenses.

                              Revenues from related parties amounted to $-0-, $24,350 and $-0-during the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999, respectively.

                              Short-term notes payable in the amount of $1,150,000 at December 31, 2000 consisted of promissory notes due to principal shareholders of the Company, which are included in due to related parties. The notes are due on December 31, 2001, or earlier, upon the next round of equity financing, and have a stated interest rate of 8% per annum. Interest is payable on the due date. As of December 31, 2000, accrued interest was $7,101. The lender has the right to convert the principal amount and all accrued interest thereon into full shares of the Company's common stock at $1.00 per share at any time before the payment in full of principal and accrued interest.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

6.    Fair Value of           SFAS No. 107, "Disclosures about Fair Value of
      Financial               Financial Instruments," and SFAS No. 119,
      Instruments             "Disclosure about Derivative Financial Instruments
                              and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments include cash, trade receivables, trade payables and current and long-term debt. The carrying value of the Company's financial instruments approximates fair value. The fair values of cash, net accounts receivable, trade payables and short-term debt approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is estimated based on discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities.

7.    Leases                  The Company leases all operating facilities under
                              operating leases expiring through October 2008.
                              Rent expense under operating leases was
                              approximately $608,000, $560,000 and $46,000 for
                              the years ended December 31, 2000 and November 30,
                              1999 and the one month ended December 31, 1999, respectively.

                              The future minimum payments under noncancelable leases for operating facilities and equipment consisted of the following at December 31, 2000:

Year ending December 31,                Capital Leases          Operating Leases
- --------------------------------------------------------------------------------
2001                                           $20,203            $   639,957
2002                                            20,203                655,361
2003                                            20,203                663,965
2004                                            20,203                635,214
2005                                                --                471,305
Thereafter                                          --                786,397
- --------------------------------------------------------------------------------
Total minimum lease payments                    80,812             $3,852,199
                                                                ================
Less: Amount representing interest              15,064
- ------------------------------------------------------
                                               $65,748
======================================================

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

8.    Commitments and         The Company has an employment agreement expiring
      Contingencies           in 2007 with the President of DPI. The agreement
                              stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price Index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits of approximately $50,000 annually.

                              The President of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues (net of agency commissions) for the full fiscal year prior to exercise of the option. At December 31, 2000, the value of the put option based on the aforementioned formula was approximately $1.5 million.

                              In July 1999, the Company entered into a five-year employment agreement with the CEO and president of the Company. The agreement stipulated a base salary of $185,000 (adjusted for increases in the consumer price index), bonuses and other benefits. In addition, the agreement also called for the awarding of 250,000 shares of the Company's common stock and options for 830,000 shares of the Company's common stock (see Note 11). Compensation expense associated with the above transaction amounted to approximately $657,000 and is included in the year ended November 30, 1999 general and administrative expense.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                      In December 2000, the Company terminated the five-year employment agreement with the CEO and President of the Company. The agreement provided for full vesting of the 250,000 shares issued pursuant to the employment agreement, the termination of the outstanding options, the purchase of 100,000 of the vested shares at $2.00 per share and the purchase of the remaining 150,000 shares at $2.00 per share on or before May 1, 2002 (see Note 9). Compensation expense associated with the above transaction was approximately $312,500 (representing the excess of the payment for the shares over the fair value of such shares) and is included in the year ended December 31, 2000 general and administrative expense.

                                      The Chairman of the Board has an
                                      employment agreement with the Company
                                      through August 2003. The agreement called for an annual salary of $195,000 and certain other benefits. In July 1999, the agreement was modified reducing the annual salary to $95,000 and the Chairman of the Board received a one-time payment of $150,000. The $150,000 is being amortized over the remaining four years of the agreement. Stock options for 100,000 shares of the Company's common stock at an exercise price of approximately $7.14 per share, which were awarded to the Chairman in connection with his employment agreement, were extended in 1999 to July 2004.

9.    Commmon Stock                   At December 31, 2000, the Company has
                                      approximately 3,429,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock, exercise of options and warrants and related party debt.

                                      In December 2000, pursuant to the terms of the contract for the sale of Brooklyn to a related party, 8,000 shares of common stock were purchased at $1.00 per share.

                                      In December 2000, the Company purchased
                                      100,000 shares of common stock at $2.00
                                      per share from an officer of the Company
                                      (see Note 8).

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              In September 2000, the Company issued a stock dividend of 10,374 shares of common stock to holders of the 10% nonvoting preferred stock.

                              In January 2000, the Company sold an aggregate of 1,548,869 shares of common stock at a common stock price of $1.75 per share (see Note 5).

                              In January 2000, the Company converted 100 shares of 8% preferred stock to 15,873 shares of common stock.

                              In January 2000, the Company converted 200 shares of 12% preferred stock to 31,746 shares of common stock.

                              In December 1999, the Company converted 20,000 of $10 convertible preferred stock to 133,333 shares of common stock.

                              During the year ended November 30, 1999, the Company converted 5 shares of its 10% preferred stock to 3,000 shares of common stock.

                              In September 1999, the Company distributed 6,174 shares of its common stock in payment of $500 dividend per share due holders as of September 19, 1999 on each of the 21 shares of 10% nonvoting convertible preferred stock.

                              In July 1999, the Company issued 250,000 shares of its common stock to an officer of the Company in accordance with the terms of his agreement.

                              In May 1999, the Company converted 2,500 shares of $10 convertible preferred stock to 4,167 shares of common stock.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

10.   Preferred Stock         Preferred stock consisted of the following:

December 31, 2000
- --------------------------------------------------------------------------------
10% nonvoting convertible preferred stock, 1,245 shares
  authorized; 21 shares issued and outstanding, $500
  per share per annum cumulative dividends, $105,000
  liquidation value (a)                                                 $     21
8% convertible preferred stock, 297 shares authorized,
  14 shares issued and outstanding, $80 per share per
  annum cumulative dividends, $14,000 liquidation value
  (b)                                                                         14
$10 convertible preferred stock, 197,500 shares
  authorized, 197,500 issued and outstanding,
  $1,975,500 liquidation value (c)                                       197,500
- --------------------------------------------------------------------------------
                                                                        $197,535
================================================================================

                              ----------
                              (a) The 10% nonvoting convertible preferred stock is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 600 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

                                    During 2000, there were no conversions by holders of the Company's 10% nonvoting convertible preferred stock.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                                    In January 2000, holders of the Company's 8% and 12% convertible preferred stock converted 100 and 200 shares, respectively, into 15,873 and 31,746 shares of common stock, respectively. As a result, common stock at par increased by $476, additional paid-in capital-common stock increased by $288,015, preferred stock at par decreased by $300, and additional paid-in capital-preferred stock decreased by $288,191. As a result of the conversion of the 200 shares of 12% convertible preferred stock, there are no authorized, issued or outstanding 12% convertible preferred shares at December 31, 2000. The Company issued 15,873 nonredeemable warrants to purchase common shares at an exercise price of $6.00 per share in connection with the conversion of the 8% convertible preferred stock (see
                                    Note 12).

                                    During the years ended December 31, 2000 and November 30, 1999, cash dividends totaling $1,128 and $33,144, respectively were paid to the holders of the 8% convertible preferred stock and the 12% convertible preferred stock.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              (c) In October 1996, the Company entered into an agreement with a group of investors to which the Company issued 200,000 shares of a newly designated $10.00 convertible preferred stock and warrants to purchase 266,667 shares of common stock at $6.00 per share for an aggregate consideration of $2,000,000. In April 1998, the Company entered into an agreement pursuant to which the Company issued 20,000 shares of $10.00 convertible preferred stock for an aggregate consideration of $200,000. The holders of $10 convertible preferred stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the Company. In July 1999, the $10 convertible preferred stockholders waived this right through July 2004.

                                    During 2000, there was no conversion by
                                    holders of the Company's 10% convertible preferred stock or the $10 preferred stock.

                                    During 1999, holders of the Company's $10
                                    convertible preferred stock converted 2,500 shares into 4,167 shares of common stock. As a result, common stock at par increased by $42, additional paid-in capital common stock increased by $24,958, preferred stock at par decreased by $2,500 and additional paid-in capital preferred stock decreased by $22,500.

                                    During December 1999, holders of the
                                    Company's $10 preferred stock converted
                                    20,000 shares into 133,333 shares of common stock. As a result, common stock at par increased by $1,333, additional paid-in capital common stock increased by $198,667, preferred stock at par decreased by $20,000 and additional paid-in capital preferred stock decreased by $180,000.

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

11.   Stock-Based             SFAS No. 123, "Accounting for Stock-Based
      Compensation            Compensation," establishes financial accounting
                              and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has elected, as permitted by SFAS No. 123, to account for its employee plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No.
                              25. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS
                              No. 123 accounting standard had been adopted. The fair value of options for purposes of the SFAS No.
                              123 pro forma disclosures has been estimated using a Black-Scholes option pricing model.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              In July 1999, the Company entered into a stock option agreement with an officer of the Company. The Company granted options to purchase 830,000 shares of common stock at an exercise price of $1.8125 per share. The options vest in four equal installments of 207,500 shares commencing July 2000. In December 2000, the option agreement was terminated (see Note 8).

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                                      One month
                                        Year ended      ended       Year ended
                                        December 31,  December 31,  November 30,
                                            2000         1999         1999
- --------------------------------------------------------------------------------
Outstanding, beginning
  of period                                39,999       39,999       45,000
Granted during the period                      --           --           --
Terminated during the
  period                                  (14,166)          --       (5,001)
- --------------------------------------------------------------------------------
Outstanding, end of
  period(1)                                25,833       39,999       39,999
- --------------------------------------------------------------------------------

                              ----------
                              (1) With an exercise price per share ranging from $6.00 to $9.38, giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992, and the one-for-three reverse stock split which occurred on January 19, 1999. The weighted average exercise price per share at December 31, 2000 and 1999 and November 30, 1999 was
                                    $7.25, $7.22 and $7.22, respectively.

                                    At December 31, 2000 and 1999 and November
                                    30, 1999, there were 96,389, 82,223 and
                                    82,223 shares (after giving effect to the December 15, 1995 amendment to the stock option plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              (b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and nonincentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999.

                                    On August 17, 1993, the Board also adopted a
                                    Non-Discretionary Directors Stock Option
                                    Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 166,667 shares of common stock is available for issuance. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2000, options to purchase 29,997 shares of common stock were granted at an exercise price of $1.00 per share.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                    The following is a summary of transactions relating to the Directors and Officers' Stock Option Plans:

                                                     One month
                                      Year ended       ended        Year ended
                                      December 31,   December 31,   November 30,
                                         2000           1999           1999
- --------------------------------------------------------------------------------
Outstanding, beginning                  371,664        371,664        501,834
  of year
Cancelled/expired during
  the year                              (43,333)            --       (160,167)
Granted during the year                  29,997             --         29,997
- --------------------------------------------------------------------------------
Outstanding, end of year
  (1)                                   358,328        371,664        371,664
- --------------------------------------------------------------------------------

                                    ----------
                                    (1)   With an exercise price per share
                                          ranging from $1.00 to $7.88. The
                                          weighted average exercise price at
                                          December 31, 2000 and 1999 and
                                          November 30, 1999 was $5.51, $6.05 and
                                          $6.05 per share, respectively.

                              (c) 1999 Stock Option Plan - The Company has a stock option plan (the "1999 Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and nonqualified stock options to employees, officers and directors of the Company and other individuals providing services to or for the Company. Under the Plan, a maximum of 200,000 shares of common stock is available for issuance. The option price will be the fair market value as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant.

                                    In June 2000, the Company entered into stock option agreements with certain employees for options to purchase 136,000 shares of common stock at an exercise price of $1.188 per share. The options vest in June 2002.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                    In November 2000, the Company entered into a stock option agreement with a consultant for options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share. The options vested immediately.

                                    The following is a summary of transactions:

                                                   One month
                               Year ended            ended          Year ended
                               December 31,       December 31,      November 30,
                                  2000                1999              1999
- --------------------------------------------------------------------------------
Outstanding, beginning                --                   --                --
  of period
Granted during the period        154,000                   --                --
Terminated during the
  period                         (22,500)                  --                --
- --------------------------------------------------------------------------------
Outstanding, end of
  period (1)                     131,500                   --                --
================================================================================

- --------------

                                    (1)   With an exercise price per share
                                          ranging from $1.00 to $1.188. The
                                          weighted average exercise price at
                                          December 31, 2000 and 1999 and
                                          November 30, 1999 was $1.162, $-0- and
                                          $-0-, respectively.

                              For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumption for 2000, risk-free interest rates from 6.06% to 6.88%; volatility factor of the expected market price of the Company's common stock of 63.9%; and weighted average expected life of the options of 8.3 years. The Company's pro forma information relative to the Company's option plans are as follows:

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                                    One month
                                    Year ended        ended         Year ended
                                    December 31,    December 31,    November 30,
                                       2000            1999            1999
- --------------------------------------------------------------------------------
Pro forma net loss:
   Net loss as reported            $(1,594,600)    $  (410,297)    $(3,833,514)
   Additional compensation
      expense under SFAS No. 123      (127,867)        (55,674)       (426,184)
- --------------------------------------------------------------------------------
                                   $(1,722,467)    $  (465,971)    $(4,259,698)
================================================================================

12.   Stock Warrants          At December 31, 2000, the Company has 598,889
                              shares of stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              Non-Redeemable Warrants - At December 31, 2000 and 1999 and November 30, 1999, the Company had outstanding 598,889, 583,016 and 583,016 nonredeemable warrants, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $6.00 to $7.50 per share. The warrants are all currently exercisable and expire on the following dates:

              Number of warrants                        Expiration date
- --------------------------------------------------------------------------------
                   200,000                            May 2001
                   266,667                            October 2001
                     7,936                            January 2002
                     8,413                            June 2002
                   100,000                            November 2002
                    15,873                            January 2005
- --------------------------------------------------------------------------------

                              There were no exercises of non-redeemable warrants during the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999. All of the warrants that expire May 2001 were issued to a principal shareholder of the Company, of which 66,667 were issued in connection with a promissory note and 133,333 were issued as consideration for consulting services. The 266,667 warrants expiring in October 2001 were issued with the $10 convertible preferred stock (see Note 10) All of the warrants that expire November 2002 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note. All of the warrants which expire January 2002, June 2002 and January 2005 were issued in connection with the conversion of 8% preferred stock to common stock (see Note 10).

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

13.   Income Taxes            The Company has a deferred tax asset amounting to
                              approximately $7.0 million at December 31, 2000, principally relating to net operating loss carryforwards and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of carryforwards giving rise to uncertainty as to whether the deferred tax asset is realizable. No amount of current or deferred federal or state income tax is presented.

                              As of December 31, 2000, the Company had net operating loss income tax carryforwards of approximately $13.2 million, which expire in the years 2006 through 2020.

14.   Recent Accounting       In June 1998, the FASB issued SFAS No. 133,
      Standards               "Accounting for Derivative Instruments and Hedging
                              Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                              Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. SAB101 was adopted in 2000 and had no material impact on the Company's revenue recognition policy.

15.   Sale of Unconsolidated  On March 1, 2000, the Company completed the sale
      Subsidiary              of its 50% interest in the New York Blade News to
                              its partner, the Washington Blade, Inc., for $225,000, resulting in a net gain on the sale of $22,687.

16.   Sale of Subsidiaries    On June 15, 2000, the Company completed the sale
                              of substantially all of the assets and liabilities of the Bronx Press Review to Metro North Media,
                              Inc., for $326,000, resulting in a net gain on the sale of $39,478. As part of the proceeds, the Company received a noninterest-bearing note receivable of $126,000 due in equal installments over the next three years. This note is secured by certain assets and revenue streams of Metro North
                              Media, Inc.

                              On December 12, 2000, the Company completed the sale of Brooklyn to Metro Multi Media Corp. for $240,000, resulting in a net loss of $43,976.

                              Revenues for the Bronx Press Review and Brooklyn for the years ended December 31, 2000 and November 30, 1999 and the one month ended December 31, 1999 aggregated approximately $1,573,000, $2,437,000 and $177,000, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

17.   Subsequent Events       During March 2001, the Company received $200,000
                              in the form of an 8% Convertible Note and $1,000,000 in the form of a Revolving Note from a related party.

                           STATEMENT OF DIFFERENCES
                           ------------------------
The copyright symbol shall be expressed as.................................  'c'
The section symbol shall be expressed as................................... 'SS'