Form 10QSB
period 2001-03-31
NEWS COMMUNICATIONS INC
filed 2001-05-15
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - March 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
                               -----------------     --------------------

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

                     2 Park Avenue, New York, New York 10016
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (212) 689-2500
                           ---------------------------
                           (Issuer's telephone number)


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

The number of shares of common stock outstanding as of May 11, 2001 was 8,470,536.

       Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                    ---   ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.        Financial Information

   Item 1.     Financial Statements

               Unaudited Consolidated Balance Sheet
               at March 31, 2001..........................................    3

               Unaudited Consolidated Statements of
               Operations for the three months ended
               March 31, 2001 and 2000....................................    5

               Unaudited Consolidated Statements of Cash
               Flows for the three months ended
               March 31, 2001 and 2000.....................................   6

               Notes to Consolidated Financial Statements..................   8

   Item 2.     Management's Discussion and Analysis
               or Plan of Operation........................................  10

Signatures.................................................................  13


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                               $  387,152
  Accounts receivable - net of allowance for
     doubtful accounts of $1,506,398                                  1,898,383
  Other                                                                 202,618
                                                                     -----------

  Total Current Assets                                                2,488,153

Property and equipment at cost- net                                   1,206,542
Intangible assets - net                                               1,923,876
Other - net                                                             192,202
                                                                     ----------

Total Assets                                                         $5,810,773
                                                                     ==========


See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                                  $   721,897
  Accrued expenses -
             Payroll                                                                    938,607
             Other                                                                      793,891
  Unearned revenue                                                                      143,612
  Due to related parties                                                              1,380,839
  Capital leases, current portion                                                        25,711
                                                                                    -----------

  Total current liabilities                                                           4,004,557

Capital leases, net of current portion                                                   84,065
Other long-term liabilities                                                             300,000
                                                                                    -----------
Total liabilities                                                                     4,388,622
                                                                                    -----------
Minority interest                                                                       633,937
                                                                                    -----------

Stockholders' Equity:

  Preferred stock, $1.00 par value; 500,000 shares authorized: 197,535 shares
   issued and outstanding: $2,094,000 aggregate liquidation value                       197,535

 Common stock, $.01 par value; authorized 100,000,000
   shares; 8,628,869 shares issued and outstanding                                       86,288

 Paid-in-capital preferred stock                                                      1,748,350

 Paid-in-capital common stock                                                        23,326,656

 Accumulated deficit                                                                (24,078,886)
                                                                                   ------------
                                                                                      1,279,943

Less: Treasury stock, (158,333 common shares) - at cost                                (491,729)
                                                                                   ------------
  Total Stockholders' Equity                                                            788,214
                                                                                   ------------


Total Liabilities and Stockholders' Equity                                         $  5,810,773
                                                                                   ============


See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Three Months Ended
                                                                     ----------------------
                                                           March 31, 2001                   March 31, 2000
                                                           --------------                   --------------
                                                                            Unaudited
                                                                            ---------
Net Revenues                                                 $ 3,345,848                        $3,949,603
                                                             -----------                        ----------

Expenses:
 Editorial                                                       417,351                           393,946
 Production and Distribution                                   1,194,805                         1,443,692
 Selling                                                         897,108                           955,018
 General and Administrative                                    1,632,582                         1,844,988
 Asset Impairment Charge                                         400,000                              --
 Depreciation and Amortization                                   124,817                           103,917
                                                             -----------                        ----------

 Total Expenses                                                4,666,663                         4,741,561
                                                             -----------                        ----------

Loss from Operations                                          (1,320,815)                         (791,958)

Gain on Disposal of Unconsolidated
  Entity                                                             --                             22,762
                                                             -----------                        ----------

Loss Before Interest Expense, Minority
  Interest in Income of Subsidiary and Provision
  for Income Taxes                                            (1,320,815)                         (769,196)

Interest Expense, net                                             21,013                            15,912
Minority Interest in Income of Subsidiary                         32,499                            39,150
                                                             -----------                        ----------

Loss Before Provision for Income Taxes                        (1,374,327)                         (824,258)
Provision for Income Taxes                                           100                             2,864
                                                             -----------                        ----------

Net Loss                                                     $(1,374,427)                       $ (827,122)
                                                             ===========                       ===========

Net Loss Per Share - Basic and Diluted                       $      (.16)                      $      (.10)
                                                             ===========                       ===========

Weighted Average Shares
Outstanding - Basic and Diluted                                8,470,536                         8,034,769
                                                             ===========                       ===========



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended
                                                                         ------------------
                                                             March 31, 2001              March 31, 2000
                                                             --------------              --------------
                                                                               Unaudited
Cash Flows from Operating Activities:
  Net Loss                                                     $(1,374,427)                   $(827,122)
  Adjustments to Reconcile Net Loss to
       Net Cash Used in Operating Activities:
    Depreciation and Amortization                                  124,817                      103,917
    Provision for Doubtful Accounts                                129,343                      181,350
    Minority Interest                                               32,499                       39,150
    Gain on Sale of Unconsolidated Entity                               --                      (22,762)
    Asset Impairment Charge                                        400,000                           --

 Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                            206,109                     (274,983)
    Other Current Assets                                           (17,331)                     152,627
    Due from Related Parties                                            --                        2,196
    Other Assets                                                    12,745                       (5,495)
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                          195,396                     (105,557)
    Unearned revenue                                                    --                        2,542
    Due to Related Parties                                          23,738                     (191,250)
                                                               -----------                    ---------

Net Cash Used in Operating Activities -                           (267,111)                    (945,387)
    Forward



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended
                                                                           --------------------
                                                              March 31, 2001                  March 31, 2000
                                                              --------------                  ---------------
                                                                                Unaudited
Net Cash Used in Operating Activities -
    Forwarded                                                     (267,111)                      (945,387)
                                                                 ---------                     ----------
Cash Flows from Investing Activities:
Capital Expenditures                                              (235,820)                      (362,334)
Investment in Unconsolidated Entity                                     --                        (31,119)
Proceeds from Sale of Unconsolidated Entity                             --                        225,000
                                                                 ---------                     ----------

Net Cash Used in Investing Activities                             (235,820)                      (168,453)
                                                                 ---------                     ----------

Cash Flows from Financing Activities:
  Payment of Capital Lease Obligations                              (4,025)                        (2,759)
  Proceeds from Related Party Notes Payable                        200,000                            --
  Net Proceeds from Issuance of Common Stock                            --                      2,710,521
  Payment of Related Party Notes Payable                                --                     (2,500,000)
  Dividend on Preferred Stock                                         (282)                          (282)
                                                                 ---------                    -----------

Net Cash Provided by Financing Activities                          195,693                        207,480
                                                                 ---------                    -----------

Net Decrease in Cash                                              (307,238)                      (906,360)

Cash - Beginning of Periods                                        694,390                      1,250,288
                                                                 ---------                    -----------
Cash - End of Periods                                            $ 387,152                    $   343,928
                                                                 =========                    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest                       $     941                    $       628
  Purchases of equipment under capital leases                       48,053                         80,584


See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation:

In the opinion of News Communications, Inc.'s ("NCI" or "the Company") management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000 and November 30, 1999 and one month ended December 31, 1999 and the related audited financial statements included therein.

B. Loss per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2001 and 2000 .

C. New Authoritative Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or
(2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and therefore became effective for the Company in the current fiscal quarter.

The adoption of the new standard has had no affect on the financial statements for NCI. Historically, NCI has not entered into derivative contracts either to hedge existing risks or for speculative purposes. The Company does not anticipate entering into derivative contracts for any purpose in the near future.

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:

                                     Cost              Amortization            Net
                                 ------------          ------------        ----------
      Goodwill                     1,576,973               845,473             731,500
      Trade names                  2,572,000             1,379,624           1,192,376
                                   ---------             ---------           ---------
                                   4,148,973             2,225,097           1,923,876
                                   =========             =========           =========


E. Asset Impairment Charge

During April 2001, the Company entered into a contract for the sale of substantially all of the assets and liabilities of Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. Management determined as a result of the terms of the sales contract, the carrying amount of certain long-lived intangible assets was not recoverable.

Accordingly, an asset impairment charge of $400,000 was recognized in March 2001 related to these long-lived assets. Fair value of these assets was based on the sales price as established by the terms of the contract.

F. Due to Related Parties:

During March 2001, the Company received $200,000 in the form of an 8% Convertible Note and $1,000,000 in the form of a Revolving Note from a related party. Principal and interest under the 8% Convertible Note are payable on the earlier of (a) December 31, 2001 or (b) the date that the Company consummates its next round of equity financing. Principal and interest under the Revolving Note are payable on March 31, 2002. Interest on both the 8% Note and the Revolving Note accrues at 8% per annum. The holders of the 8% Note and the Revolving Note have the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes.

G.  Subsequent Event:

On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $400,000. As part of the proceeds, NCI received a note receivable of $175,000 with interest of 6.25% per annum. Accrued and unpaid interest is payable on each of the first and second anniversary dates. The outstanding balance of $175,000 plus accrued and unpaid interest is payable on the third anniversary date. The note is secured by assets of NCN Acquisition LLC and guaranteed by Richner Communications, Inc., the parent company of NCN Acquisition LLC.

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

News Communications, Inc. is an established publisher of various weekly community newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of March 31, 2001 we published 18 weekly newspapers and one monthly newspaper.

Results of Operations:

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

Revenues

Revenue for the first quarter of 2001 was $3,345,848 compared to $3,949,603 in the first quarter of 2000 representing a decrease of $603,755 or 15.3%. Excluding results from the Bronx and Brooklyn papers, that were sold in June and December 2000 respectively, overall revenue decreased $86,474 or 2.5% and basically reflects the overall softness being felt in the advertising market. Display advertising, which accounts for 70% of total revenues for the quarter, declined 2.7%, classified advertising declined 3.7%, while legal notice advertising increased 9.1%.

Among our individual operating units, total revenue at The Hill grew by 7.6% with the strength coming from both display and classified advertising. Queens Tribune total revenues grew by 4.9%, driven by the addition of the Press of Southeast Queens. Total revenue at Dan's Papers declined 3.9%, however classified advertising was strong in the current quarter with a growth rate of 58.5% over the previous year. Revenues in all categories at the Manhattan Newspaper Group declined an aggregate of 13.4%, primarily driven by a 30.9% drop in display advertising. The Nassau Newspaper Group realized growth in legal notice advertising of 13.8%, but a decline in total revenues of 12.4%.

Operating Expenses

Operating expenses for the first quarter of 2001 totaled $4,666,663, a decrease of $74,898 or 1.6% compared to operating expenses of $4,741,561 during the first quarter of 2000. As a result of the contract we have entered into for the sale of the assets of the Nassau Newspaper Group, an asset impairment charge of $400,000 was recognized in the current quarter to adjust the value of its intangible assets. Excluding this impairment charge, and the expenses from the Brooklyn and Bronx newspapers for the first quarter 2000, operating expenses increased $159,295 or 3.9%. Variances in specific expense categories excluding the impairment charge and expenses from the Brooklyn and Bronx newspapers are as follows: Editorial expenses increased 24.1% reflecting our continuing investment in the content side of our publications along with the addition of the Press of Southeast Queens and costs associated with the preparation of a new glossy insert to be included in Dan's Papers during the Summer months. Production and distribution expenses were up 2.7%, reflecting higher paper prices. Selling expenses were 4.2% higher partially related to the strong growth in classified advertising revenue realized in Dan's Papers. General and administrative expenses decreased 1.0%.

Net Income

The net loss of $1,374,427 in the first quarter of 2001 increased $547,305 or 66.2% over the loss of $827,122 in the first quarter of 2000 primarily due to the asset impairment charge of $400,000. Excluding this impairment charge and the 2000 net loss of the Brooklyn and Bronx papers, the increase in net loss was $264,216 or 37.2%. Reflecting these adjustments, the loss per share of $.16 in the first quarter of 2001 compared with the net loss per share of $.10 in the first quarter of 2000 improves to a loss of $.12 in the first quarter of 2001 compared to a $.09 loss in the first quarter of 2000. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the gain on the sale of an unconsolidated subsidiary recorded in the first quarter of 2000, increased by 13.9% in the first quarter of 2001 to a loss of $1,228,497 from a loss of $727,191 in the first quarter of 2000. Excluding the asset impairment charge and the first quarter 2000 operating losses attributed to the Brooklyn and Bronx papers, EBITDA grew to a loss of $828,497 in the first quarter of 2001 from a loss of $616,179 for the same period in 2000. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

During the first quarter of 2001, the total cash used in operations was $267,111 driven primarily by the net loss of $1,374,427 for the period offset to a large extent by the non-cash adjustments for depreciation and amortization and bad debt expense (approximately $254,000), the charge for asset impairment ($400,000) and a decrease in accounts receivable (approximately $206,000). Cash used for investing activities totaled $235,820 and was primarily the result of leasehold improvements to the Manhattan Newspaper Group offices. Cash provided by financing activities totaled approximately $196,000 reflecting $200,000 received on March 7, 2001 in the form of a convertible note from a related party.

As of March 31, 2001, we had current assets of $2,488,000, including cash of approximately $387,000. At March 31, 2001 we had an excess of current liabilities over current assets in the amount of approximately $1,516,000. On March 30, 2001, we signed an agreement giving us access to $1,000,000 in the form of a Revolving Note from a related party. Management believes that with its existing cash position, the cash proceeds of $275,000 from the sale of substantially all of the assets of Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. and the $1,000,000 available from the Revolving Note, we will have sufficient working capital to fund our operations for the next twelve months.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            NEWS COMMUNICATIONS, INC.
                                  (Registrant)



Date: May 11, 2001                  By: /s/ Jerry Finkelstein
                                       -----------------------------------------
                                       Jerry Finkelstein, Chairman




Date: May 11, 2001                  By: /s/ Paul Mastronardi
                                       ---------------------------
                                       Paul Mastronardi, Chief Financial Officer