Form 10QSB
period 2001-06-30
NEWS COMMUNICATIONS INC
filed 2001-08-17
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                 For the quarterly period ended - June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _____________________

                         Commission File Number 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                      13-3346991
------------------------------------          ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                     2 Park Avenue, New York, New York 10016
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 689-2500
                            -------------------------
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---
The number of shares of common stock outstanding as of August 10, 2001 was 10,825,038.

       Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                                     ---    ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       PAGE
PART I.         Financial Information

   Item 1.      Financial Statements

                Unaudited Consolidated Balance Sheet
                at June 30, 2001.......................................   3

                Unaudited Consolidated Statements of
                Operations for the three and six months ended
                June 30, 2001 and 2000.................................   5

                Unaudited Consolidated Statements of Cash
                Flows for the three and six months ended
                June 30, 2001 and 2000.................................   6

                Notes to Consolidated Financial Statements.............   8

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation.................................... 12

PART II.        Other Information

   Item 2.      Changes in Securities and Use of Proceeds..............  16

   Item 5.      Other Information......................................  16

   Item 6.      Exhibits and Reports on Form 8-K.......................  16

Signatures.............................................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                         $   548,532
  Accounts receivable - net of allowance for
     doubtful accounts of $1,478,243                             2,286,637
  Stock subscription receivable                                    250,000
Other                                                              158,722
                                                               -----------
  Total Current Assets                                           3,243,891

Notes Receivable                                                   175,000
Property and equipment at cost- net                              1,205,953
Intangible assets - net                                          1,282,089
Other - net                                                        165,321
                                                               -----------
Total Assets                                                     6,072,254
                                                               ===========



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                            $    956,332
  Accrued expenses -
       Payroll                                                                     810,553
       Other                                                                       534,360
  Unearned revenue                                                                 131,331
  Due to related parties                                                           205,107
  Capital leases, current portion                                                   27,290
                                                                              ------------
  Total current liabilities                                                      2,664,973

Capital leases, net of current portion                                              84,482
Other long-term liabilities                                                        300,000
                                                                              ------------
Total liabilities                                                                3,049,455
                                                                              ------------
Minority interest                                                                  666,436
                                                                              ------------

Stockholders' Equity:

  Preferred stock, $1.00 par value; 500,000 shares authorized: 197,535 shares
  issued and outstanding: $2,094,000 aggregate liquidation value                   197,535

 Common stock, $.01 par value; authorized 100,000,000
  shares; 10,825,038 shares issued and outstanding                                 108,250

 Paid-in-capital preferred stock                                                 1,748,350

 Paid-in-capital common stock                                                   25,500,862

 Accumulated deficit                                                           (24,706,905)
                                                                              ------------
                                                                                 2,848,092

Less: Treasury stock, (158,333 common shares) - at cost                           (491,729)
                                                                              ------------

Total Stockholders' Equity                                                       2,356,363
                                                                              ------------
Total Liabilities and Stockholders' Equity                                       6,072,254
                                                                              ============


See accompanying notes to unaudited financial statements.



                                 NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended                     Six Months Ended
                                                ------------------                     ----------------
                                         June 30, 2001      June 30, 2000        June 30, 2001   June 30, 2000
                                         -------------      -------------        -------------   -------------
                                                                        Unaudited
                                                                        ---------
Net revenues                                $4,460,144        $5,594,225         $  7,805,992       $9,543,828
                                            ----------        ----------         ------------       ----------

Expenses:
 Editorial                                     410,045           444,919              827,396          838,865
 Production and Distribution                 1,481,616         1,788,824            2,676,421        3,232,516
 Selling                                       935,761         1,112,239            1,832,869        2,067,257
 General and Administrative                  1,706,841         1,933,533            3,339,423        3,778,521
 Asset Impairment                              250,000                 0              250,000                0
 Depreciation and Amortization                  98,669           113,042              223,486          216,959
                                            ----------        ----------         ------------       ----------
 Total expenses                              4,882,932         5,392,557            9,149,595       10,134,118
                                            ----------        ----------         ------------       ----------
Operating Income (Loss)                       (422,788)          201,668           (1,343,603)        (590,290)

Gain (Loss) on Sale of
 Subsidiary                                   (145,934)          236,639             (545,934)         259,401
                                            ----------        ----------         ------------       ----------
Income (Loss) Before Interest,
 Minority Interest in Income of
 Subsidiary and Taxes                         (568,722)          438,307           (1,889,537)        (330,889)

Interest Expense, net                           21,664             2,237               42,677           18,149
Minority Interest in Income of
 Subsidiary                                     32,499            39,150               64,998            78,300
                                         -------------      ------------         ------------       -----------
Net Income (Loss) Before Taxes                (622,885)          396,920           (1,997,212)        (427,338)

Tax Expense                                      4,850             1,000                4,950            3,864
                                         -------------      ------------         ------------       ----------
Net Income (Loss)                        $    (627,735)     $    395,920         $ (2,002,162)      $ (431,202)
                                         =============      ============         ============       ==========

Net income (loss) per share -
  basic and diluted                            $(0 .07)            $0.05               $(0.23)          $(0.05)
                                         =============      ============         ============       ==========

Weighted average shares
 Outstanding - basic and diluted             9,122,147         8,568,162            8,798,141        8,301,466
                                         =============      ============         ============       ==========

See accompanying notes to unaudited financial statements.



                               NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                              ----------------
                                                                 June 30, 2001               June 30, 2000
                                                                 -------------               -------------
                                                                                 Unaudited
                                                                                 ---------
Cash flows from operating activities:
 Net Loss                                                        $(2,002,162)                 $  (431,202)
                                                                 ------------                 -----------
  Adjustments to Reconcile Net
  Loss to Net Cash Used in Operating Activities:
    Depreciation and Amortization                                    223,486                      216,959
    Provision for Doubtful Accounts                                  332,843                      471,550
    Minority Interest                                                 64,998                       78,300
    (Gain) Loss on Sale of Subsidiary                                545,934                     (259,401)
    Asset Impairment                                                 250,000                            0

Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                             (602,199)                  (1,441,476)
    Other Current Assets                                              24,990                       59,636
    Due from Related Parties                                               0                       16,066
    Other Assets                                                      27,992                        3,251
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                            158,980                       86,478
    Accrued Payroll                                                  (27,044)                     363,270
    Unearned Revenue                                                   5,983                        5,708
    Due to Related Parties                                                 0                     (191,250)
                                                                 ------------                 -----------
   Total Adjustments                                               1,005,963                     (590,909)
                                                                 ------------                 -----------
  Net Cash Used in Operating Activities - forward                   (996,199)                  (1,022,111)

See accompanying notes to unaudited financial statements.



                               NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended
                                                                                ----------------
                                                                  June 30, 2001                  June 30, 2000
                                                                  -------------                  -------------
                                                                                  Unaudited
                                                                                  ---------
Net Cash Used in Operating Activities -
    forwarded                                                        (996,199)                    (1,022,111)
                                                                  ===========                    ===========

Cash Flows from Investing Activities:
 Capital Expenditures                                                (360,169)                      (451,085)
 Investment in Unconsolidated Subsidiaries                                  0                        (31,194)
 Proceeds from Sale of Subsidiary                                     275,000                        551,000
                                                                  -----------                    -----------

Net Cash Used in Investing Activities                                 (85,169)                        68,721
                                                                  -----------                    -----------

Cash Flows from Financing Activities:
 Payment of Capital Lease Obligations                                  (9,915)                        (6,784)
 Issuance of Note Receivable                                                0                       (126,000)
 Net Proceeds from Issuance of Common Stock and Warrants              750,000                      2,710,521
 Payment of Related Party Notes Payable                              (304,011)                    (2,500,000)
 Issuance of Related Party Notes Payable                              500,000                              0
 Dividend on Preferred Stock                                             (564)                          (564)
                                                                  -----------                    -----------
Net Cash Provided by Financing Activities                             935,510                         77,173
                                                                  -----------                    -----------

Net Increase (Decrease) in Cash                                      (145,858)                      (876,217)

Cash, Beginning of Periods                                            694,390                      1,250,288
                                                                  -----------                    -----------
Cash, End of Periods                                              $   548,532                    $   374,071
                                                                  ===========                    ===========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                          $    45,682                    $     1,569
Non  cash activities:
Purchases of equipment under capital leases                            44,750                         80,584
Conversion of related party notes payable
    and accrued interest to common stock                           (1,196,169)
Disposal of assets - notes receivable                                 175,000
Stock subscription receivable                                         250,000


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

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000 and the related audited financial statements included therein.

B. Loss per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000.

C. New Authoritative Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

In June 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), which supersedes APB Opinion No. 17, "Intangible Assets". SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal 2002. The

Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS No. 142 will have on its financial statements.

D. Intangible Assets:

A breakdown of Intangible Assets is as follows:

                              Cost              Amortization            Net
                            ---------          ------------          ---------
      Goodwill              1,215,908               760,516             455,392
      Trade names           2,009,251             1,182,554             826,697
                            ---------             ---------           ---------
                            3,225,159             1,943,070           1,282,089
                            =========             =========           =========

E. Asset Impairment Charge

During August 2001, the Company closed on the sale of the stock of Manhattan Publishing Group (comprised of Access Network Corp., Manhattan Publishing Corp., and West Side Newspaper Corp.). Management determined as a result of the terms of the sales contract, the carrying amount of certain long-lived intangible assets of the Manhattan Publishing Group was not recoverable.

Accordingly, an asset impairment charge of $250,000 was recognized in June 2001 related to these long-lived assets. Fair value of these assets was based on the sales price as established by the terms of the contract.

F. Commitments and Contingencies:

In June 2001, the Company entered into a letter agreement with the President of the Company. The letter agreement provides for his employment at a base salary of $150,000 per annum (adjusted for an increase not less than 5% on January 1, 2002 and annually thereafter), bonuses and other benefits.

Pursuant to the terms of a Subscription Agreement which was consummated on June 4, 2001, the President acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001. The Company also issued to the President in consideration for his investment in NCI 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events. See Footnote G. As further consideration for the investment by the President, the Company issued to the President 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants are not exercisable until May 16, 2002.

G. Related Parties:

         Pursuant to a Subscription Agreement which was consummated on June 4, 2001, a related party purchased 250,000 shares of the Company's Common Stock at a purchase price of $1.00 per share. The shares purchased were immediately surrendered to the Company in order to allow the Company to issue the 250,000 shares to its President as described in Note F.

         On June 4, 2001 the same related party consummated a Subscription Agreement pursuant to which the related entity converted $150,000 of the Company's 8% Convertible Note plus accrued interest of $7,594.82 into 157,594 shares of the Registrant's Common Stock at a purchase price of $1.00 per share. At the same time, another related party also consummated a subscription agreement pursuant to which the related party converted all $1,000,000 of the Company's 8% Convertible Note plus accrued interest of $38,575 into 1,038,575 shares of the Registrant's Common Stock at a purchase price of $1.00 per share.

         In connection with the consummation of the transactions contemplated by the Letter Agreement with the new President, the Company repaid to a related party the principal amount of $300,000 plus accrued interest on a certain Revolving Note dated March 30, 2001, and the corresponding revolving credit facility was terminated. Upon payment in full of the revolving loans, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued 300,000 5-year warrants to purchase the Company's Common Stock at an exercise price of $1.00 per share.


H.  Sale of Subsidiary:

On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $523,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued and unpaid interest is payable on each of the first and second anniversary dates. The outstanding balance of $175,000 plus accrued and unpaid interest is payable on the third anniversary date. The note is secured by all of the assets of NCN Acquisition LLC.

I. Common Stock:

In June 2001, pursuant to the terms of a Subscription Agreement with the new President of the Company, 500,000 shares of common stock were sold at a price of $1.00 per share. An additional 250,000 shares were issued for his investment and his commitment to purchase an additional 250,000 shares at a price of $1.00 per share. As further consideration for the investment by the President, the Company issued to the President 5-year warrants to purchase 3,000,000 shares of common stock. The warrants are not exercisable until May 16, 2002. See Footnotes
F and J.

Also in June 2001, the Company issued an aggregate of 1,196,169 shares of common stock upon the conversion of the $1,150,000 aggregate principal amount of the Company's 8% Convertible Notes and accrued interest thereon and the Company sold 250,000 shares of Common Stock at a price of $1.00 per share which were subsequently surrendered to the Company. See Footnote G.

J.  Subsequent Event:

On July 31, 2001, pursuant to the terms of a Subscription Agreement with the new President of the Company, the President purchased 250,000 shares of common stock at a price of $1.00 per share. See Footnote F.

On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group to Manhattan Media Corp. for $910,000, resulting in a net loss of approximately $250,000. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance is payable on each of the first and second anniversary dates. The remaining principal balance of the note together with all other amounts including accrued interest is payable by Manhattan Media Corp. to the Company on August 3, 2004. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group.

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

News Communications, Inc. is an established publisher of various weekly newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of June 30, 2001 we published 10 weekly newspapers.

Results of Operations:

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Revenues

Revenues for the second quarter of 2001 decreased 20.3% to $4,460,144 compared with $5,594,225 in the second quarter of 2000. Excluding results from the Bronx, Brooklyn, and Nassau papers, that were sold in June and December 2000 and April 2001, respectively, overall revenue decreased $307,768, or 6.7%, compared with the three months ended June 30, 2000 and reflects the overall advertising softness in the industry. Variances in specific revenue categories excluding the revenues from the Brooklyn, Bronx, and Nassau newspapers for the six month period are as follows: Display advertising, which represented 80% of total revenues, declined by 5.9% to $3,448,596 in the second quarter 2001 from $3,666,210 in the second quarter 2000. Classified advertising increased 4.4% and legal notice advertising declined 11%.

Among our individual operating units, total revenues for Dan's Papers were essentially flat with strong classified performance, revenues for The Hill were slightly higher in the second quarter of 2001 compared to the second quarter 2000, and revenues for Queens Tribune and the Manhattan newspapers experienced declines in all categories in the second quarter 2001.

Operating Expenses

Operating expenses for the second quarter of 2001 were $4,482,932, a decrease of 17% compared with operating expenses of $5,392,557 during the second quarter of 2000. As a result of the sale of the stock of the Manhattan Newspaper Group in August 2001, an asset impairment charge of $250,000 was recognized in the current quarter to adjust the value of the intangible assets. Excluding this impairment charge, and the expenses from the Brooklyn, Bronx, and Nassau newspapers that were sold in June and December 2000 and April 2001, respectively, operating expenses for the second quarter 2001 increased $71,822, or 2% from $4,220,987 during the three months ended June 30, 2000 to $4,292,809 for the three months ended June 30, 2001.

Variances in specific expense categories, excluding the impairment charge and expenses from the Brooklyn, Bronx, and Nassau newspapers, were as follows: editorial and selling expenses were flat, production and distribution expenses increased 10% for the three months ended June 30, 2001 compared to the three months ending June 30, 2000 reflecting the costs of a new glossy insert in Dan's Papers, the addition of the Press of Southeast Queens, and the increase in pages of The Hill driven by display and classified advertising sales growth. General and administrative expenses declined 21% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 because of lower corporate expenses.

Net Income

The Company had a net loss of $627,735 in the second quarter of 2001 compared with net income of $395,920 in the second quarter of 2000. On a per share basis, the net loss was $0.07 compared with net income of $.05 in the second quarter of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) in the second quarter of 2001 decreased to $43,432, excluding the loss on the sale of Nassau in April of 2001, compared with $275,560 for the second quarter of 2000, excluding the gain on the sale of the Bronx (Parkchester Publishing) subsidiary in June of 2000. Excluding the asset impairment charge, and the second quarter operating losses attributed to the Brooklyn, Bronx, and Nassau newspapers for the second quarter 2000, EBITDA declined to $323,995 in the second quarter of 2001 from $457,458 in the second quarter of 2000. This is primarily attributed to the decrease in revenues of $307,768. EBITDA, a measure that is widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Revenues

On a consolidated basis, revenues for the first six months of 2001 decreased $1,737,836, or 18%, to $7,805,992 from $9,543,828 in the first six months of
2000. Excluding results from the Bronx, Brooklyn, and Nassau papers, that were sold in June and December 2000 and April 2001 respectively, overall revenue decreased $334,547, or 4.4% from the first six months of 2000. Variances in specific revenue categories excluding the revenues from the Brooklyn, Bronx, and Nassau newspapers for the six month period are as follows: display advertising decreased 4% to $5,548,893 in 2001 from $5,766,426 in 2000; classified advertising increased slightly to $1,030,325 in 2001 compared to $1,024,732 in 2000; legal notice advertising decreased 12% to $230,837 in 2001 from $262,865 in 2000; and commercial printing decreased 19% to $272,487 in 2001 from $335,087 in 2001.

Among the individual operating units, classified revenue at Dan's Papers increased 74% for the first six months of 2001 compared with the first six months of 2000, however display advertising declined 9.4%. The Hill had revenue growth of 4% for the first six months of 2001 compared with the first six months of 2000. The Queens Tribune's revenues decreased 5% compared with the first six months of 2000, with a decrease in classified advertising of 18% offsetting an increase of 2% in display advertising. In the Manhattan Newspaper Group, advertising decreased 17% in 2001, reflecting a decrease in all categories of advertising.

Operating Expenses

Operating expenses during the first six months of 2001 were $9,149,595 a decrease of 10% compared with $10,134,118 during the first six months of 2000. Excluding the impairment charge, and the expenses from the Brooklyn, Bronx, and Nassau newspapers for the first six months of 2001 and 2000, operating expenses increased $385,554 or 5%. Variances in specific expense categories excluding the impairment charge and expenses from the Brooklyn, Bronx, and Nassau newspapers are as follows: editorial expenses increased 21% reflecting our continuing investment in the content side of our publications along with the addition of the Press of Southeast Queens and costs associated with the preparation of a new glossy insert that is included in Dan's Papers; production and distribution expenses were up 8%, reflecting the increased production volume from Dan's Papers, The Hill, and the Press of Southeast Queens; selling expenses were flat, and general and administrative expenses increased 2%.

Net Income

We had a net loss of $2,002,162 in the first six months of 2001 compared with a net loss of $431,202 in the first six months of 2000. On a per share basis, we lost $0.23 in the first six months of 2001 compared with a loss of $.05 in the first six months of 2000. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the loss on the sale of Nassau in April of 2001, increased by $733,484 to $1,185,115 in the first six months of 2001 compared to a loss of $451,631 for the first six months of 2000, excluding the gain on the sale of the Bronx newspaper in June of 2000 and the sale of our interest in the New York Blade News in March 2000. EBITDA is used in this report because management believes that it is an effective way of monitoring the operating performance of the company and is widely used among media related businesses. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Sale of Subsidiaries

On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. to NCN Acquisition LLC. Nassau was the publisher of eight weekly and one monthly newspaper. Most of the titles were purchased in 1993. The balance were started by NCI in 1996 and 1997 except for the South Shore Record, a 33 year-old mailed subscription newspaper serving Nassau County that was acquired in 1997. The Nassau newspapers were not profitable and management believed that it would be beneficial for the Company to sell the Nassau newspapers and focus on growing its other properties.

On August 3, 2001, NCI completed the sale of the stock of the wholly owned subsidiaries that comprise the Manhattan Newspaper Group (Access Network Corp., Manhattan Publishing Corp., and West Side Newspaper Corp.) to Manhattan Media Corp., a management-led buyout team headed by the publisher of the group. The Manhattan Newspaper Group was the publisher of four weekly newspapers and has historically generated operating losses. Management believed that it would be beneficial for the Company to sell the Manhattan newspapers and focus on growing its other properties. See Footnote J.

Retirement of Outstanding Indebtedness

As described in "Liquidity and Capital Resources" below, on June 4, 2001, outstanding indebtedness of $1,150,000 and accrued interest of $46,170 was converted by the holders into 1,196,169 shares of common stock at a conversion price of $1.00 per share. Concurrently, we repaid outstanding indebtedness of $300,000 and accrued interest of $4,011. For the first six months of 2001 interest expense was $42,677 compared with $18,149 for the six months of 2000.

Liquidity and Capital Resources

During the first half of 2001, the total cash used in operations was $996,199 primarily attributed to a net loss of $2,002,162 for the period. Cash used in investing activities totaled $85,169 as capital expenses of approximately $360,000 were offset by the $275,000 in proceeds from the sale of the assets of Nassau Community Newspaper Group and South Shore Publishers, Inc.

Cash provided from financing activities was $935,510 and included the purchase of 500,000 shares of common stock and 3,000,000 warrants by the President, the purchase of 250,000 shares of Common Stock by a related party, the issuance of an 8% Convertible Note Payable in the principal amount of $200,000 to a related party on March 7, 2001, and advances of $300,000 under a loan facility made available by a related party for $300,000 on April 4, 2001 which were repaid by the Company on June 4, 2001.

As of June 30, 2001, we had current assets of approximately $3,244,000, including cash of approximately $549,000. At June 30, 2001 we had an excess of current assets over current liabilities in the amount of approximately $579,000. Management believes that with its existing cash position, the proceeds from the sale of the Manhattan Newspaper Group and the $250,000 of proceeds received in July 2001 from the sale of common stock to the President, we will have sufficient working capital to fund our operations for the next twelve months.

                                     PART II
                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         During the three months ended June 30, 2001, the Company sold the following equity securities, all of which were offered and sold pursuant to an exemption from registration provided in Section 4(2) of the Securities Act of 1933:

              1. On June 4, 2001, the Company issued an aggregate of 1,946,169 shares of Common Stock at a price of $1.00 per share to three investors, including its President.

              2. On June 4, 2001, the Company issued an aggregate of 3,300,000 warrants to purchase shares of Common Stock at an exercise price of $1.00 per share.

              3. On July 31, 2001, the Company issued 250,000 shares of Common Stock at a price of $1.00 per share to the Company's President.


Item 5. Other Information

              On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group to Manhattan Media Corp. for $910,000, resulting in a net loss of approximately $250,000. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance is payable on each of the first and second anniversary dates. The remaining principal balance of the note together with all other amounts including accrued interest is payable by Manhattan Media Corp. to the Company on August 3, 2004. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group. The price for the Manhattan Newspaper Group was arrived at through arms length negotiations with Manhattan Media.


Item 6. Exhibits and Reports on Form 8-K

              (a) Exhibits


                 Exhibit Number         Description
                 --------------         -----------
                 10.50                  Stock Purchase Agreement, dated August
                                        3, 2001 by and between News
                                        Communications, Inc. and Manhattan Media
                                        Corp.

                 10.51                  5% Promissory Note, dated August 3,
                                        2001, in the principal amount of
                                        $550,000 issued by Manhattan Media Corp.
                                        in favor of News Communications, Inc.

              (b) Reports on Form 8-K

                  (i) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 14, 2001. The following items were reported on such Form 8-K:

                      1. Item 1. Change in Control of Registrant.

                      2. Item 5. Other Events.

                      3. Item 7. Financial Statements, Pro Forma Financial
                         Information and Exhibits.


                  (ii) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 21, 2001. The following items were reported on such Form 8-K:

                      1. Item 5. Other Events.

                      2. Item 7. Financial Statements, Pro Forma Financial
                         Information and Exhibits.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2001           By: /s/  James A. Finkelstein
                                    -------------------------------------------
                                         James A. Finkelstein, President



Date: August 17, 2001           By: /s/  E. Paul Leishman
                                    -------------------------------------------
                                         E. Paul Leishman, Corporate Controller