Form 10QSB
period 2001-09-30
NEWS COMMUNICATIONS INC
filed 2001-11-14
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended - September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from ___________

                         Commission File Number 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                     13-3346991
------------------------------------                        -----------------------------------
(State or other jurisdiction of                             (IRS Employer Identification No.)
incorporation or organization)

                     2 Park Avenue, New York, New York 10016
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 689-2500
                                 --------------
                           (Issuer's telephone number)


              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ___    ___


The number of shares of common stock outstanding as of November 9, 2001 was 10,685,811.

    Transitional Small Business Disclosure Format (check one) Yes      No  X
                                                                  ---     ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              PAGE

PART I.                    Financial Information

   Item 1.                 Financial Statements

                           Unaudited Consolidated Balance Sheet
                           at September 30, 2001............................................    3

                           Unaudited Consolidated Statements of
                           Operations for the three and nine months ended
                           September 30, 2001 and 2000.......................................   5

                           Unaudited Consolidated Statements of Cash
                           Flows for the nine months ended
                           September 30, 2001 and 2000.......................................   6

                           Notes to Consolidated Financial Statements........................   8

   Item 2.                 Management's Discussion and Analysis
                           or Plan of Operation............................................... 11

PART II.                   Other Information

   Item 2.                 Changes in Securities and Use of Proceeds.........................  16

   Item 6.                 Exhibits and Reports on Form 8-K..................................  16


Signatures...................................................................................  17

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1 - FINANCIAL STATEMENTS

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)

Assets:
Current Assets:
  Cash                                                                $  867,458
  Accounts receivable - net of allowance for
     doubtful accounts of $1,405,198                                   2,255,509
Other                                                                    157,284
                                                                      ----------
  Total Current Assets                                                 3,280,251

Notes Receivable                                                         725,000
Property and equipment at cost- net                                      599,802
Intangible assets - net                                                  814,867
Other - net                                                              133,100
                                                                      ----------

Total Assets                                                          $5,553,020
                                                                      ==========

See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2001
                                   (UNAUDITED)

Liabilities and Stockholders' Equity:
Current liabilities:
  Accounts payable                                                           $  794,209
  Accrued expenses -
             Payroll                                                            603,473
             Other                                                              499,683
  Income Taxes Payable                                                           71,052
  Unearned revenue                                                               54,137
  Due to related parties                                                        209,139
  Capital leases, current portion                                                16,102
                                                                             ----------
  Total current liabilities                                                   2,247,795

Capital leases, net of current portion                                           37,570
Other long-term liabilities                                                     300,000
                                                                             ----------
Total liabilities                                                             2,585,365
                                                                             ----------

Minority interest                                                               698,935
                                                                             ----------

Stockholders' Equity:
  Preferred stock, $1.00 par value; 500,000 shares authorized: 197,535
   shares issued and outstanding: $2,094,000 aggregate liquidation value        197,535
  Common stock, $.01 par value; authorized 100,000,000 shares;
   10,825,038 shares issued and 10,666,705 outstanding                          108,250
  Paid-in-capital preferred stock                                             1,748,350
  Paid-in-capital common stock                                               25,500,863
  Accumulated deficit                                                       (24,794,549)
                                                                             ----------
                                                                              2,760,449
Less: Treasury stock, (158,333 common shares) - at cost                        (491,729)
                                                                             ----------

Total Stockholders' Equity                                                    2,268,720
                                                                             ----------

Total Liabilities and Stockholders' Equity                                   $5,553,020
                                                                             ==========


See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Three Months Ended                      Nine Months Ended
                                       -----------------------------------  --------------------------------------
                                       Sept 30, 2001      Sept 30, 2000       Sept 30, 2001       Sept 30, 2000
                                       ---------------- ------------------  ------------------  ------------------
                                                                      Unaudited
                                                        --------------------------------------


Net revenues                              $  3,713,486     $  5,319,420     $ 11,519,480     $ 14,863,248
                                          ------------     ------------     ------------     ------------

Expenses:
 Editorial                                     329,079          462,875        1,156,475        1,301,740
 Production and Distribution                 1,286,211        1,878,652        3,962,630        5,111,168
 Selling                                       746,112        1,060,146        2,578,981        3,127,403
 General and Administrative                  1,197,461        1,732,953        4,537,038        5,511,474
 Depreciation and Amortization                  79,476          116,005          302,962          332,964
                                          ------------     ------------     ------------     ------------
 Total expenses                              3,638,339        5,250,631       12,538,086       15,384,749
                                          ------------     ------------     ------------     ------------

Operating Income (Loss)                         75,147           68,789       (1,018,606)        (521,501)
Gain (Loss) on Sale of
 Subsidiary                                    (96,621)         (12,000)        (892,555)         224,714
Gain on Disposal of Unconsolidated,
 Entity                                              0                0                0           22,687
                                          ------------     ------------     ------------     ------------
Income (Loss) Before Interest,
 Minority Interest in Income (Loss) of
 Subsidiary and Taxes                          (21,474)          56,789       (1,911,161)        (274,100)
Interest Income (Expense)                        5,002           (2,464)         (37,676)         (20,613)
Minority Interest in Income (Loss) of
 Subsidiary                                     32,499           (3,300)          97,497           75,000
                                          ------------     ------------     ------------     ------------

Net Income (Loss) Before Taxes                 (48,971)          57,625       (2,046,334)        (369,713)
Provision (Benefit) for Income Taxes            38,240           (1,576)          43,190            2,288
                                          ------------     ------------     ------------     ------------

Net Income (Loss)                             ($87,211)         $59,201      ($2,089,524)       ($372,001)
                                          ============     ============     ============     ============

Net income (Loss) per share -
  basic and diluted                             ($0.01)           $0.01           ($0.22)          ($0.04)
                                          ============     ============     ============     ============

Weighted average shares
    Outstanding - basic and diluted         10,666,705        8,568,162        9,427,840        8,391,013
                                          ============     ============     ============     ============



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                     ------------------------------------
                                                                       Sept 30, 2001     Sept 30, 2000
                                                                     ------------------------------------
                                                                                  Unaudited
                                                                     ------------------------------------

Cash flows from operating activities:
 Net Loss                                                                  ($2,089,524)        ($372,001)
                                                                     ------------------------------------
  Adjustments to Reconcile Net
    Loss to Net Cash Used in Operating Activities:
   Depreciation and Amortization                                               302,962           332,964
   Provision for Doubtful Accounts                                             412,244           755,450
   Minority Interest                                                            97,497            75,000
   (Gain) Loss on Sale of Subsidiary                                           892,555          (224,714)
   (Gain) Loss on Sale of Unconsolidated Entity                                      0           (22,687)

Changes in Assets and Liabilities:
  (Increase) Decrease in:
    Accounts Receivable                                                       (897,624)       (1,804,745)
    Other Current Assets                                                        16,038            45,958
    Due from Related Parties                                                         0            16,066
    Other Assets                                                                32,266            50,584
  Increase (Decrease) in:
    Accounts Payable and Accrued Expenses                                      220,073           981,407
    Accrued Payroll                                                           (168,183)         (612,791)
    Income Taxes Payable                                                        90,000                 0
    Unearned Revenue                                                            12,802            10,734
    Due to Related Parties                                                           0          (191,250)
    Other Liabilities                                                           53,143                 0
                                                                     ------------------------------------

   Total Adjustments                                                         1,063,773          (588,024)
                                                                     ------------------------------------

  Net Cash Used in Operating Activities - forward                           (1,025,751)         (960,025)



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                     ------------------------------------
                                                                       Sept 30, 2001     Sept 30, 2000
                                                                     ------------------------------------
                                                                                  Unaudited
                                                                     ------------------------------------

Net Cash Used in Operating Activities - forward                             (1,025,751)         (960,025)
                                                                     ------------------------------------
Cash Flows from Investing Activities:
 Capital Expenditures                                                         (378,386)         (536,023)
 Investment in Unconsolidated Subsidiaries                                           0           (31,194)
 Proceeds from Sale of Subsidiary                                              635,000           200,000
 Proceeds from Sale of Unconsolidated Entity                                         0           225,000
                                                                     ------------------------------------

Net Cash Provided by (Used in) Investing Activities                            256,614          (142,217)
                                                                     ------------------------------------
Cash Flows from Financing Activities:
 Payment of Capital Lease Obligations                                          (12,077)          (10,809)
 Net Proceeds from Issuance of Common Stock and Warrants                       750,000         2,710,521
 Payment of Related Party Notes Payable                                       (304,011)       (2,500,000)
 Issuance of Related Party Notes Payable                                       509,139                 0
 Dividend on Preferred Stock                                                      (846)             (846)
                                                                     ------------------------------------
Net Cash Provided by Financing Activities                                      942,205           198,866
                                                                     ------------------------------------

Net Increase (Decrease) in Cash                                                173,068          (903,376)
Cash, Beginning of Periods                                                     694,390         1,250,288
                                                                     ------------------------------------

Cash, End of Periods                                                          $867,458          $346,912
                                                                     ====================================


Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                                       $55,892            $5,809
Non cash activities:
Purchases of equipment under capital leases                                    $44,888           $80,584
Conversion of related party notes payable
    and accrued interest to common stock                                   ($1,196,169)               $0
Disposal of assets - notes receivable                                         $725,000          $126,000


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

B. Loss per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000.

C. New Authoritative Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) which supersedes APB Opinion No. 16, "Business Combinations". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company does not anticipate the new standard will have any effect on its financial statements.

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

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:


                                     Cost              Amortization            Net
                                 ------------          ------------        ----------
      Goodwill                       712,359               440,773             271,586
      Trade names                  1,425,000               881,719             543,281
                                   ---------            ----------            --------
                                   2,137,359             1,322,492             814,867
                                   =========             =========            ========


E.  Sale of Subsidiaries:

On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. ("Nassau") to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $523,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued and unpaid interest is payable on each of the first and second anniversary dates. The outstanding balance of $175,000 plus accrued and unpaid interest is payable on the third anniversary date. The note is secured by all of the assets of NCN Acquisition LLC .

On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group ("Manhattan") to Manhattan Media Corp. for $910,000 resulting in a net loss of approximately $345,000, including $250,000 accrued in the previous quarter. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance is payable on each of the first and second anniversary dates. The remaining principal balance of the note together with all other amounts including accrued interest is payable by Manhattan Media Corp. to the Company on August 3, 2004. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group.

F.  Common Stock:

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

News Communications, Inc. is an established publisher of various weekly newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of September 30, 2001 we published 6 weekly newspapers (Dan's Papers, Montauk Pioneer, The Hill, Queens Tribune, Western Queens Tribune, Press of Southeast Queens).

Results of Operations:

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Revenues

Primarily due to the sale of several business units, revenues for the third quarter of 2001 decreased 30% to $3,713,486 compared with $5,319,420 in the third quarter of 2000. Excluding results from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), overall revenue decreased $172,297 or 5%, compared with the three months ended September 30, 2000 and reflects the overall advertising softness in the industry that was further impacted by the terrorist attack in New York City and Washington, DC on September 11, 2001. Variances in specific revenue categories excluding revenues from sold businesses for the three month period are as follows: Display advertising, which represented 84% of total revenues, declined by 6.4% to $2,961,879 in the third quarter 2001 from $3,164,399 in the third quarter of 2000. Classified advertising decreased 3% and legal notice advertising declined 14%.

Among our individual operating units, total revenues for Dan's Papers were essentially flat with strong classified performance, revenues for The Hill were 13% lower in the third quarter of 2001 compared to the third quarter of 2000 because of the revenue shortfalls attributed to the terrorist attack in Washington, DC, and revenues for the Queens Tribune were flat.

Operating Expenses

Operating expenses for the third quarter of 2001 were $3,638,339, a decrease of 30%, primarily due to the sale of several business units, compared with operating expenses of $5,250,631 during the third quarter of 2000. Excluding operating expenses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), operating expenses for the third quarter of 2001 were essentially flat and decreased $73,224 from $3,436,185 during the three months ended September 30, 2000 to $3,362,961 for the three months ended September 30, 2001.

Variances in specific expense categories, excluding the sold businesses, were as follows: editorial, production and distribution expenses were 4% higher for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 because of the increased printing and editorial costs for the glossy insert at Dan's Papers. Selling expenses were 3% higher for the three months ended September 30, 2001 compared to the same quarter in the previous year because of the classified advertising sales growth at Dan's Papers and new development costs at The Hill. General and administrative expenses declined 11% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 because of lower general overhead costs.

Net Income

The Company had a net loss of $87,211 in the third quarter of 2001 compared with net income of $59,201 in the third quarter of 2000. On a per share basis, the net loss was $0.01 compared with net income of $.01 in the third quarter of 2000. Earnings before interest, taxes, depreciation and amortization (EBITDA) in the third quarter of 2001 decreased to $122,124, excluding the loss on the sale of Nassau in April of 2001 and Manhattan in August of 2001, compared with $188,094 for the third quarter of 2000, excluding the subsequent adjustments for the gain on the sale of the Bronx (Parkchester Publishing) subsidiary in June of 2000.

Excluding the third quarter operating losses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), EBITDA declined to $217,200 in the third quarter of 2001 from $374,107 in the third quarter of 2000. This is primarily attributed to the decrease in revenues of $172,297 and the introduction of a new section to Dan's Papers. Historically, the businesses, which now comprise News Communications, Inc., have been profitable, but have been impacted by the general advertising decline and the increased costs for Dan's Papers new section costs.

EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA should be considered in addition to, not instead of, operating profit, net income, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Revenues

Primarily due to the sale of business units, on a consolidated basis the revenues for the first nine months of 2001 decreased $3,343,768, or 22%, to $11,519,480 from $14,863,248 in the first nine months of 2000. Excluding results from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), overall revenue decreased $209,790 or 2% from the first nine months of 2000 due to the industry wide advertising slump. Variances in specific revenue categories excluding the revenues from sold businesses are as follows: display advertising decreased 4% to $7,630,547 in 2001 from $7,925,376 in 2000; classified advertising increased 10% to $1,124,463 in 2001 compared to $1,018,093 in 2000; legal notice advertising decreased 7% to $124,065 in 2001 from $133,780 in 2000; and commercial printing increased 14% to $318,876 in 2001 from $280,049 in 2000.

Among the individual operating units, classified revenue at Dan's Papers increased 70% for the first nine months of 2001 compared with the first nine months of 2000, however display advertising declined 7%. Revenues at The Hill were flat compared to the first nine months of 2000 because of the decline in revenue during the third quarter due primarily to the consequences of September 11, 2001. The Queens Tribune's revenues decreased 4% compared with the first nine months of 2000, with a decrease in classified advertising of 22%.

Operating Expenses

Operating expenses during the first nine months of 2001 were $12,538,086 a decrease of 18% compared with $15,384,749 during the first nine months of 2000. Excluding expenses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), operating expenses increased $538,675 or 5% to $9,667,564 from $9,128,889 in 2000 for the reasons discussed below.

Variances in specific expense categories expenses excluding sold businesses are as follows: editorial expenses increased 16% reflecting our continuing investment in the content side of our publications along with the addition of the Press of Southeast Queens and costs associated with a new glossy insert that is included in Dan's Papers for the summer months; production and distribution expenses were up 12%, reflecting the increased production volume from Dan's Papers, The Hill, and the Press of Southeast Queens; selling expenses were up 7% reflecting increased classified advertising commissions at Dan's and new development costs at The Hill, and general and administrative expenses decreased 1%.

Net Income

The Company had a net loss of $2,089,524 in the first nine months of 2001 compared with a net loss of $372,001 in the first nine months of 2000. On a per share basis, the Company lost $0.22 in the first nine months of 2001 compared with a loss of $.04 in the first nine months of 2000. Operating losses before interest, taxes, depreciation and amortization (EBITDA), excluding the loss on the sale of Nassau in April of 2001 and Manhattan in August of 2001, increased by $549,604 to $813,141 in the first nine months of 2001 compared to a loss of $263,537 for the first nine months of 2000, excluding the gain on the sale of the Bronx newspaper in June of 2000 and the sale of our interest in the New York Blade News in March 2000.

Excluding the operating losses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), EBITDA declined to a loss of $357,185 for the first nine months of 2001 compared with a profit of

$391,280 in the first nine months of 2000. This is attributed primarily to the decline in advertising revenues, and the higher editorial, production and distribution costs previously discussed. Historically, the businesses, which now comprise News Communications, Inc., have been profitable, but have been impacted by the general advertising decline and the increased costs for Dan's Papers new section costs.

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

On August 3, 2001, NCI completed the sale of the stock of the wholly owned subsidiaries that comprise the Manhattan Newspaper Group (Access Network Corp., Manhattan Publishing Corp., and West Side Newspaper Corp.) to Manhattan Media Corp., a management-led buyout team headed by the publisher of the group. The Manhattan Newspaper Group was the publisher of four weekly newspapers and has historically generated operating losses. Management believed that it would be beneficial for the Company to sell the Manhattan newspapers and focus on growing its other properties. See Footnote E.

Liquidity and Capital Resources

During the nine months of 2001, the total cash used in operations was $1,025,751 primarily attributed to a net loss of $2,089,524 for the period. Cash provided by investing activities totaled $256,614 as capital expenses of $378,386 were offset by the $635,000 in proceeds from the sale of the assets of Nassau Community Newspaper Group and South Shore Publishers, Inc., and the Manhattan Newspaper Group.

Cash provided from financing activities was $942,205 and included the purchase of 750,000 shares of common stock and 3,000,000 warrants by the President of the Company, the purchase of 250,000 shares of Common Stock by a related party, the issuance of an 8% Convertible Note Payable in the principal amount of $209,139, including interest, to a related party on March 7, 2001, and advances of $300,000 under a loan facility made available by a related party for $300,000 on April 4, 2001 which were repaid with interest by the Company on June 4, 2001.

As of September 30, 2001, we had current assets of approximately $3,280,000, including cash of approximately $867,000. At September 30, 2001 we had an excess of current assets over current liabilities in the amount of approximately $1,032,000. Management believes that with the existing cash position, we will have sufficient working capital to fund our operations for the next twelve months.

                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

During the three months ended September 30, 2001, the Company sold the following equity securities all of which were offered and sold pursuant to an exemption from registration provided in Section 4(2) of the Securities act of 1933:

                  1. On July 31, 2001, the Company issued 250,000 shares of Common Stock at a price of $1.00 per share to the Company's President.


Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits


                           Exhibit Number              Description
                           --------------              -----------
                              10.50                    Stock Purchase Agreement, dated August 3, 2001
                                                       by and between News Communications, Inc. and Manhattan
                                                       Media Corp., incorporated by reference to Exhibit 10.50 to the Form 10-QSB filed on August 17, 2001.

                              10.51                    5% Promissory Note, dated August 3, 2001, in the
                                                       principal amount of $200,000 issued by Manhattan Media
                                                       Corp. in favor of News Communications, Inc., incorporated
                                                       by reference to Exhibit 10.51 to the Form 10-QSB filed on
                                                       August 17, 2001.


                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2001        By:/s/  James  A. Finkelstein
                                  ----------------------------------------
                                       James A. Finkelstein, President




Date: November 13, 2001        By:/s/  E. Paul Leishman
                                 ----------------------
                                       E. Paul Leishman, Corporate Controller