Form 10KSB
period 2001-12-31
NEWS COMMUNICATIONS INC
filed 2002-04-18
CIK 794487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)
   X              Annual report under Section 13 or 15(d) of the Securities
-------           Exchange Act of 1934. For the fiscal year ended December
                  31, 2001.

                                       OR

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

             Nevada                              13-3346991
  ----------------------------                 ------------
(State or Other Jurisdiction of                 (IRS Employer
 Incorporation or Organization)              Identification No.)

    2 Park Avenue, Suite 1405
        New York, New York                         10016
  ----------------------------                    -------
(Address of Principal Executive Offices)         (Zip Code)

       Registrant's telephone number, including area code: (212) 689-2500

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                  Name of Each Exchange
Title of Each Class:              on which Registered:
-------------------               -------------------
Common Stock, $0.01 par value                  None

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --    --

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $13,581,542.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28, 2002, is $3,738,806.

         The number of shares of common stock outstanding as of March 13, 2002 was 10,685,811.

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

Item 1. Description of Business

         As used herein, unless the context requires otherwise, the terms "we," the "Company," or NCI refer to News Communications, Inc. together with its subsidiaries.

Overview

         News Communications, Inc. is a Nevada corporation formed in 1986. Through our subsidiaries, one of which is majority owned, we publish and distribute weekly advertiser-supported newspapers. We currently publish six newspapers through four offices. The principal source of our revenues is selling advertising space in our publications since the publications are principally distributed free of charge.

Sale of Community Papers

         Consistent with our mission to focus on growing our profitable core properties, during 2001, we continued to dispose of assets that lost money. On April 30, 2001, we sold substantially all of the assets of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. to NCN Acquisition LLC. On August 3, 2001, we sold all of the shares of the Manhattan Newspaper Group consisting of Access Network Corp., Manhattan Publishing Corp, and West Side Newspapers Corp. to Manhattan Media Corp.

Present Publications

         Our current Publications are as follows:

         Publisher                                        Publication
         ---------                                        -----------
         Tribco Incorporated ("Tribco")...................Queens Tribune and the Western Queens Tribune, which are published in nine editions, and the Press of Southeast Queens

         Dan's Papers Inc.................................Dan's Papers and Montauk Pioneer

         Capital Hill Publishing Corp.
              ("Capital Hill")............................The Hill

All of the subsidiaries are wholly owned except Dan's Papers Inc. which is 80% owned by NCI.

Dan's Papers

         For the past 40 years Dan's Papers has been a favorite of all people who visit or live in the Hamptons. Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and local environmental and political issues, as well as a special section on real estate. Dan's Papers is published weekly in tabloid format, with a glossy cover. It is distributed to locations on Eastern Long Island, including art galleries, gift shops, supermarkets, newspaper and card shops, restaurants and boutiques. There is also weekly distribution in Manhattan.

         The staff at Dan's Papers also publishes the Montauk Pioneer, which has been designated by the Montauk Village Association as the official newspaper of the community of Montauk, New York. Dan's Papers and Montauk Pioneer are published in our offices in Bridgehampton, New York.

The Hill

         The Company began publication of The Hill in September, 1994. The Hill is a weekly newspaper devoted to the coverage of the United States Congress. In just seven years the paper has become required reading for members of Congress, their staff, and those who follow Congress. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies and others. Others who receive the publication include lobbyists, government relation departments of corporations and similar groups. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. Additional revenues come from classified advertising and subscriptions from the sale of the paper. The Hill is printed on newsprint and is operated out of offices in Washington, D.C.

Queens Tribune

         The Queens Tribune Group, started in 1970, consists of three weekly community newspapers. These newspapers and their numerous editions service areas in Queens County in New York City.

         Both the Queens Tribune and the Press of Southeast Queens are printed in a tabloid format with four-color cover and some additional color pages inside. Editorial content focuses on local, borough-wide and occasionally citywide political and social issues. Features include community news and activities of the week, crime reports, restaurant reviews and similar matters of interest to the targeted circulation area. Substantially all of the articles and columns are written by the Tribune's editors and reporters. The Queens Tribune has won numerous awards for journalistic excellence such as the New York Press Association's coveted first place award for community leadership. The paper is delivered through independent contractors to heavy traffic locations, such as banks, supermarkets, and sidewalk distribution boxes. Our Tribco subsidiary generates additional revenue by offering printing and graphics services to its clients.

Printing and Production

         Independent printing shops print each of our publications. We send the printer completely composed, laid-out, typeset pages for photo-offset reproduction. In each case, the printer is able to provide all of the necessary materials, such as paper, ink, etc., for printing, and bills the Company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if, for any reason, the arrangements that we have with any of our printers should terminate, management believes that similarly favorable arrangements could be had with several other printing shops in or around New York City. We use several printers and are not overly reliant on any one vendor.

Advertisers and Readers; Marketing Activities

         All publications are primarily controlled circulation. The Hill and one edition of The Queens Tribune have paid circulation as well. The primary source of our revenue is selling advertising space in the publications, although Tribco offers graphic and printing services to third parties. The advertising revenues for Dan's Papers and Queens Tribune are derived from a wide variety of businesses and individuals reflecting the various opportunities, tastes and demands of the residents of each of the targeted distribution areas. Advertisers in The Hill are primarily companies who wish to make views known to Congress and other entities that advertise employment positions. No one advertiser represents more than 5% of our advertising revenues. We employ sales representatives who are largely paid through incentive-based compensation packages.

Competition

         We compete directly for advertising revenues with newspapers and magazines that are sold to readers or are distributed free, as well as other advertising media in the geographic and the vertical market in which we operate. We do not significantly compete, however, with publishers of newspapers or magazines for paid circulation revenues, as most of our publications are distributed primarily free of charge to readers.

         During the months from May through September, Dan's Papers serves the same market as Hamptons Magazine, also a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and The Independent, a free weekly newspaper. The Montauk Pioneer serves the community of Montauk and competes with the Montauk Sun and Montauk Life publications.

         The Queens Tribune and our other Queens publications compete with many publications, including Newsday and the free circulation publications Queens Chronicle and Queens Courier.

         The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call, a twice weekly newspaper. The Hill also competes for advertising with two other publications, The National Journal and Congressional Quarterly.

         Management believes that our publications are the largest in each of our target areas.

Employees

         As of December 31, 2001, we had 111 full-time and 7 part-time employees, of whom 25 were editorial; 46 were engaged as display and classified advertising sales personnel; 13 were engaged in production; and 34 were engaged in administrative and clerical activities. We also maintain a roster of free-lance contractors. Management considers its relations with its employees to be satisfactory. None of our employees are represented by a union.

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

Where You Can Find More Information

         The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

Item 2. Description of Properties

         The Company operates out of four separate locations.

         On November 3, 1999, we entered into a five-year lease at 2 Park Avenue in New York City. The 2,900 square feet of office space serves as our executive offices including the centralization of our finance and administrative staff. The annual base rent is approximately $94,000 per year.

         Dan's Papers leases 2,810 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of approximately $76,000, plus cost-of-living increases, for a term of ten years terminating in October 2008. We have an option to renew this lease for an additional five-year term.

         In fiscal 2000, Tribco renewed its lease for approximately 8,000 square feet of office space at 174-15 Horace Harding Expressway, Fresh Meadows, New York for five years resulting in a termination date of October 31, 2005. The annual rent is approximately $152,000.

         In 1999, Capital Hill Publishing Corp. renewed its lease for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. for five years terminating July 21, 2004. The annual rent is approximately $97,000.

         We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3. Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         During the last quarter of fiscal 2001, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         Our shares trade on the OTC stock market under the trading symbol "NCOM". Until May 15, 2001, our shares were quoted on the Nasdaq SmallCap stock market. The following table sets forth, for the periods indicated, the range of high and low closing bid quotations. The bid quotations set forth below reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                          High         Low
                                                                          ----         ---

     Year Ended December 31, 2001
           First Quarter.............................................    $0.62        $0.28
           Second Quarter............................................    $1.11        $0.31
           Third Quarter.............................................    $1.07        $1.01
           Fourth Quarter............................................    $0.87        $0.81

     Year Ended December 31, 2000
           First Quarter.............................................    $2.22        $1.19
           Second Quarter............................................    $1.75        $1.06
           Third Quarter.............................................    $1.22        $0.88
           Fourth Quarter............................................    $1.02        $0.28

         On March 28, 2002, the last reported sales price for our shares was $0.75 per share. At March 28, 2002, we had 1,091 stockholders of record.

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

         Dividends on the 10% preferred stock are payable annually in an amount of $500 per share of 10% preferred stock, in cash or in shares of common stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% preferred stock may be paid in shares of common stock to the extent NCI has sufficient authorized but unissued common stock even if we have sufficient assets or net profits to pay such dividends in cash. Annual dividends of $80 per share on the 8% preferred stock are paid quarterly in cash on the last day of every February, May, August and November of each year. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

Recent Sale of Unregistered Securities

         The securities described below were issued by us during 2001 and were not registered under the Securities Act of 1933. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities, other than the dividends paid on shares of preferred stock in shares of common stock, are deemed to be restricted securities for the purposes of the Securities Act.

         1. On June 4, 2001, pursuant to the terms of a Subscription Agreement, our President, James A. Finkelstein, acquired 750,000 shares of our common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001, resulting in gross proceeds of $750,000. The Company also issued to the President in consideration for his investment in NCI 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events. As further consideration for the investment by the President, the Company issued to Mr. Finkelstein 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants are not exercisable until May 16, 2002.

         2. During March 2001, we issued an 8% convertible note in the face amount of $200,000 to principal shareholders of the Company.

         3. During April 2001, we drew down $300,000 under a revolving credit facility, dated March 31, 2001, from principal shareholders of the Company evidenced by an 8% revolving note.

         4. On June 4, 2001, pursuant to a Subscription Agreement, D. H. Blair Investment Banking Corp. purchased 250,000 shares of the Company's common stock at a purchase price of $1.00 per share. The shares purchased were immediately surrendered to the Company in order to allow the Company to issue the 250,000 shares to its President as above described.

         5. On June 4, 2001, pursuant to a Subscription Agreement, D.H. Blair Investment Banking Corp. converted $150,000 of the Company's 8% Convertible Note plus accrued interest of $7,594.82 into 157,594 shares of our common stock at a purchase price of $1.00 per share. At the same time, Rosalind Davidowitz also consummated a subscription agreement pursuant to which Ms. Davidowitz converted $1,000,000 of the Company's 8% Convertible Note plus accrued interest of $38,575 into 1,038,575 shares of our common stock at a purchase price of $1.00 per share.

         6. Also on June 4, 2001, pursuant to a revolving credit agreement with D.H. Blair Investment Banking Corp., we issued 300,000 5-year warrants to D.H. Blair Investment Banking Corp. to purchase the Company's common stock at an exercise price of $1.00 per share.

         7. On October 18, 2001, we issued 19,106 shares of common stock in connection with the conversion of 5,000 shares of our $10 Convertible Preferred Stock.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

NCI Critical Accounting Policies

         The NCI discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 7 of this Form 10-K.

         Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 82% of revenues from continuing operations are from display advertising sales and 12% is from classified advertising sales. Unearned revenues of approximately $106,000 at December 31, 2001 represent future classified advertisement for which customers have paid in advance.

         Allowance for Uncollectible Accounts Receivable. The preparation of financial statements requires management to make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1.5 million, net of allowance for doubtful accounts at December 31, 2001.

         Long-Lived Assets. Long-lived assets such as intangibles and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than the loss on sale of subsidiaries, no impairment losses have been necessary through December 31, 2001.

         Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $15.4 million as of December 31, 2001. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes and the federal alternative minimum tax) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carry forward would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Revenue

         Primarily due to the sale of several business units, revenues in 2001 decreased 27% to $13,581,542 compared with $18,662,501 in 2000. Excluding revenues from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), overall revenues decreased $204,913, or 2%, compared with the year 2000 and reflects the overall advertising softness in the industry that was further impacted by the terrorist attacks in New York City and Washington, D.C., on September 11, 2001. Variances in specific revenue categories excluding revenues from sold businesses are as follows: Display advertising, which accounted for 82% of total sales, decreased by $174,390, or 2%, to $9,309,923 for the year 2001 from $9,484,313 for the year 2000; classified advertising increased by $85,481, or 7%, to $1,346,988 in 2001 from $1,261,507 in 2000; and commercial printing decreased by $31,778, or 7%, to $424,345 in 2001 from $456,123 in 2000.

         Among the individual continuing operating units, total revenues for Dan's Papers were essentially flat with strong classified performance offsetting reduced display advertising; revenues for The Hill increased by $172,328, or 5%, for the year 2001 compared to the year 2000, with strong performance in display advertising in the fourth quarter; and revenues for The Queens Tribune decreased by $294,786, or 8%, for the year 2001 compared to the year 2000 due to the impact of the September 11, 2001 terrorist attack in New York on the local economy.

Operating Expenses

         Operating expenses for the year 2001 were $15,216,261, a decrease of 24% compared with operating expenses of $20,148,372 for the year 2000, primarily due to the sale of subsidiaries. Operating expenses excluding expenses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), for 2001 increased by $110,188, or 1%, to $12,511,612 from $12,401,424 in 2000 for the reasons discussed below.

         Variances in specific expense categories excluding sold businesses are as follows: editorial expenses increased by $136,409 or 14% reflecting our continuing investment in the content side of our publications along with the addition of the Press of Southeast Queens and costs associated with a new glossy insert that is included in Dan's Papers for the summer months; production and distribution expenses were up $264,659, or 7%, reflecting the increased production volume from Dan's Papers, The Hill, and the Press of Southeast Queens; selling expenses were up by $178,210, or 8%, reflecting increased classified advertising commissions at Dan's and new development costs at The Hill; and general and administrative expenses decreased by $509,619, or 10%, due in part to a one time charge in 2000 of approximately $313,000 related to the departure of the president and chief executive officer of the company in December, 2000 and a general reduction in costs.

         Operating expenses for the second half of 2001 decreased by $3,697,588, or 37%, to $6,316,666 in 2001 compared to $10,041,254 for the second half of 2000. Expense reductions of approximately $3,200,000 were due to sold businesses. Additionally, the variance was due to overhead cost cutting measures, a reduction in corporate staff salaries of approximately $178,000, and a one time charge in 2000 of approximately $313,000 related to the departure of the former President and Chief Executive Officer of the Company in December 2000.

         Operating expenses excluding expenses from sold businesses (Bronx, Brooklyn, Nassau and Manhattan newspapers that were sold in June and December 2000 and April and August 2001), for the second half of 2001 decreased by $476,569, or 7%, to $6,040,104 from $6,516,673 for the same period in 2000.


Income

         EBITDA (earnings before interest, taxes, depreciation and amortization) for the second half of 2001 improved by $341,977, from a loss of $708,304 in the second half of 2000 to a loss of $366,327 in the second half of 2001. Despite a decline in revenues in the second half of 2001, this variance was due in part to overhead cost cutting measures, a reduction in corporate staff salaries of approximately $178,000, a concentration on core products, and a one time charge in 2000 of approximately $313,000. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

         EBITDA excluding sold businesses, for the second half of 2001 improved by $323,262, to a loss of $267,067, compared to a loss of $590,329 for the same period in 2000.

         However, EBITDA for the full year 2001 was a loss of $1,301,442 compared with a loss of $1,159,935 for the year 2000. This is attributed primarily to the decline in advertising revenues, higher editorial, production and distribution costs previously discussed, which included a new section in Dan's Papers. As discussed the trend was a significant improvement in the second half of 2001.

         EBITDA excluding sold businesses, for the full year 2001 increased by $269,271, to a loss of $845,484, compared to an operating loss of $576,213 for the same period in 2000. This is attributed to the decline in advertising revenues, higher editorial, production and distribution costs previously discussed.

         Net loss for the full year 2001 increased to $2,797,062 from a net loss of $1,594,600 for the full year 2000. This is due largely to the loss on sales of subsidiaries that were previously discussed of approximately $918,000. Additionally, approximately $280,000 was attributed to the decline in advertising revenues, higher editorial, production and distribution costs previously discussed, which included a new section in Dan's Paper, and to state and local income tax expense on taxable profits.

Sale of Subsidiaries

         On April 30, 2001, NCI sold substantially all of the assets of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. to NCN Acquisition LLC. Nassau was the publisher of eight weekly and one monthly newspaper. Most of the titles were purchased in 1993. The balance were started by NCI in 1996 and 1997 except for the South Shore Record, a 33 year-old mailed subscription newspaper serving Nassau County that was acquired in 1997. The Nassau newspapers were not profitable and management believed that it would be beneficial for the Company to sell the Nassau newspapers and focus on growing its other properties.

         On August 3, 2001, NCI sold the stock of the wholly owned subsidiaries that comprise the Manhattan Newspaper Group (Access Network Corp., Manhattan Publishing Corp., and West Side Newspaper Corp.) to Manhattan Media Corp., a management-led buyout team headed by the publisher of the group. The Manhattan Newspaper Group was the publisher of four weekly newspapers and has historically generated operating losses. Management believed that it would be beneficial for the Company to sell the Manhattan newspapers and focus on growing its other properties. See Note 15 of Notes to Consolidated Financial Statements.

Income Taxes

         We currently have a net operating loss (NOL) carryforward for federal income tax purposes of approximately $15,400,000, which is available to offset federal taxable income through the fiscal year 2020. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforward discussed above. We recorded a provision of approximately $163,000 for state and local income taxes for the year ended December 31, 2001.

Effects of Inflation

         We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Retirement of Outstanding Indebtedness

         As described in "Liquidity and Capital Resources" below, on June 4, 2001, we effectively converted our debt and accrued interest of $1,196,169 into shares of common stock. At December 31, 2001, we have an 8% Convertible Note in the principal amount of $200,000 that is due on the earlier of (a) January 1, 2002, or (b) upon the next round of equity financing.

Liquidity and Capital Resources

         During the year 2001, the total cash used in operations was $1,525,676 primarily attributable to a net loss of $2,797,062 for the year. Cash provided by investing activities totaled $247,690 as capital expenses of $387,310 were offset by the $635,000 in proceeds from the sale of substantially all of the assets and liabilities of Nassau Community Newspaper Group and South Shore Publishers, Inc., and the Manhattan Newspaper Group.

         Cash provided from financing activities was $1,180,101 and included the sale of 750,000 shares of common stock and 3,000,000 warrants to the President of the Company, the sale of 250,000 shares of common stock to a related party, the issuance of an 8% Convertible Note in the principal amount of $200,000, to a related party on March 7, 2001, and advances of $300,000 under a loan facility made available by a related party on April 4, 2001 which were repaid with interest of $54,011 by the Company on June 4, 2001, and conversion to common stock of 250,000 shares.

         As of December 31, 2001, we had current assets of approximately $2,311,000, including cash of approximately $597,000. At December 31, 2001 we had an excess of current assets over current liabilities in the amount of approximately $197,000. For the past year, the Company has relied on financing in the form of convertible notes, including a $1,000,000 Revolving Credit Facility to meet seasonal cash requirements. As previously discussed, we have sold subsidiaries that historically did not generate positive cash flow. Additionally, the Company implemented cash management improvements in the fourth quarter of 2001 and is now realizing increased cash flow compared to the previous year. As of January 31, 2002, cash generated from operating activities approximated $362,000 compared with cash used in operating activities as of January 31, 2001 of approximately $203,700. The cash balance at January 31, 2002 was approximately $580,000 compared with approximately $294,000 as of January 31, 2001. Management believes that with its existing cash position and the increased cash flow due to the increasing strength of our businesses and the increased cash flow due to the seasonality of our businesses during the second and third quarters, we will have sufficient working capital to fund our operations for at least the next twelve months.

Item 7. Financial Statements

         The consolidated financial statements of NCI and its subsidiaries, including the notes thereto, together with the report thereon of BDO Seidman, LLP is presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Our executive officers, directors and other significant employees and their ages and positions are as follows:

Name of Individual                    Age      Position with NCI and Subsidiaries
------------------------------------------------------------------------------------------------------------------
James A. Finkelstein                  53       President,  Chief  Executive  Officer  and  Director of NCI and its
                                               subsidiaries.
------------------------------------------------------------------------------------------------------------------
Jerry Finkelstein (1)(2)              86       Chairman of the Board of Directors of NCI.
------------------------------------------------------------------------------------------------------------------
Wilbur L. Ross, Jr. (1)               64       Director of NCI
------------------------------------------------------------------------------------------------------------------
Michael Schenkler                     56       Director of NCI.
------------------------------------------------------------------------------------------------------------------
E. Paul Leishman                      54       Chief Financial Officer and Secretary of NCI.
------------------------------------------------------------------------------------------------------------------
Martin A. Bell (2)                    50       Director of NCI.
------------------------------------------------------------------------------------------------------------------
Gary Weiss (1)(2)                     39       Director of NCI.
------------------------------------------------------------------------------------------------------------------
Robert E. Nederlander (3)             67       Director of NCI.
------------------------------------------------------------------------------------------------------------------
Martin Mendelsohn (3)                 59       Director of NCI.
------------------------------------------------------------------------------------------------------------------

(1) Member of Executive Committee
(2) Member of Compensation Committee
(3) Member of Audit Committee

         James A. Finkelstein has been President, Chief Executive Officer and Director of NCI since June 2001. Mr. Finkelstein has served as a Director of American Lawyer Media, Inc. since December 1997. Prior to that, Mr. Finkelstein served as President and Chief Executive Officer of The New York Law Journal Publishing Company and its predecessor companies beginning in 1974. He joined The New York Law Publishing Company in 1970. He is the former publisher of The New York Law Journal and the founder and publisher of The National Law Journal. He also serves as media advisor to DB Capital Partners.

         Jerry Finkelstein has been Chairman of the Board of Directors since 1993, and a Director of NCI since December 1987. He served as publisher of The New York Law Journal from 1960 to 1984. Mr. Finkelstein is a former member of the Board of Directors of Rockefeller Center, Inc., Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation and TPI Enterprise, Inc., formerly Telecom Plus International Inc., a communications company. He is also a former Commissioner of the Port Authority of New York and New Jersey.

         Wilbur L. Ross, Jr. was elected a Director of NCI in October 1996. Mr. Ross served as Chief Executive Officer of NCI from October 1996 to August 1999. From 1988 to March 2000, Mr. Ross had been Executive Managing Director of Rothschild Inc. and Chairman of Rothschild Recovery Fund and Asia Recovery Fund. On April 1, 2000, Mr. Ross purchased the controlling interest in the General Partner of these funds and Rothschild Recovery Fund was renamed WLR Recovery Fund. Mr. Ross resigned from Rothschild Inc. and organized WL Ross & Co. L.L.C., a merchant banking firm with offices in New York, Seoul, Korea and Tokyo, Japan. Mr. Ross is a Director of Mego Financial Corp., a developer of timeshare properties, Syms Corp., a clothing retailer, Tong Yang Life Insurance Co. (Korea) and Kansai Sawayaka Bank (Japan). He also serves as a member of the Alternative Investments Committee of the New York Society of Security Analysts.

         Michael Schenkler has been a Director of NCI since March 1990, and served as president from December 1991 to July 1999. He has been publisher of The Queens Tribune since 1979. Prior to taking over the Queens Tribune in 1982, Mr. Schenkler spent 15 years as an educator employed by the Board of Education of New York City, where he served as a teacher, assistant principal and principal.

         E. Paul Leishman has been Chief Financial Officer of NCI since June 2001 and was Corporate Controller since September 2000. From August 1996 through December 1999, Mr. Leishman was Corporate Controller of Thomson Newspapers, Inc. Prior to that time, Mr. Leishman has held management positions at other major media companies including Conde Nast Publications, BPI Communications, Inc., and Harcourt Brace and Company.

         Martin A. Bell has been a Director of NCI since July 29, 1999. He has been Vice Chairman of D.H. Blair Investment Banking Corporation since December 1995, prior to which time he served as Senior Vice President and General Counsel to the firm. He is also a Director of Venus Exploration, Inc.

         Gary Weiss has been a Director of NCI since July 29, 1999. He has been President of Weiss Capital Group LLC, an investment and consulting firm since 1997. From 1992 to 1997, Mr. Weiss was a managing Director of Bennis & Reissman Inc.

         Robert E. Nederlander has been a Director of NCI since October 1996. Since 1981, he has been President and/or Director of Nederlander Organization, Inc., the owner and/or operator of one of the world's largest chains of legitimate theaters. Mr. Nederlander is also a Director of Riddell Sports, Inc., a sporting goods manufacturer, Mego Financial Corp., Allis Chalmers Corp., and Cendant Corp.

         Martin Mendelsohn has been a Director of NCI since July 29, 1999. From 1992 through 2001, he was a partner at Verner, Liipfert, Bernhard, McPherson and Hand. Since 2001, he has been a partner at Schnader Harrison Segal & Lewis.

         The directors serve until the next annual meeting of stockholders and until their respective successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Committees of the Board of Directors

         The Board currently has three committees: the Executive Committee, the Audit Committee and the Compensation Committee.

         The Executive Committee is comprised of Messrs. James A. Finkelstein, Jerry Finkelstein, Ross and Weiss. Mr. Ross serves as Chairman of the Executive Committee.

         The Audit Committee is comprised of Messrs. Nederlander and Mendelsohn. The Audit Committee recommends the independent accountants appointed by the Board to audit our financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures.

         The Compensation Committee is comprised of Messrs. Jerry Finkelstein, Bell and Weiss. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of such company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2001.

Item 10.  Executive Compensation.

Summary Compensation Table

         The following table sets forth information for the fiscal years ended December 31, 2001, December 31, 2000 and November 30, 1999 concerning the compensation paid and awarded to all individuals serving as our executive officers at December 31, 2001 and those officers or key employees who were employed at December 31, 2001 whose total annual salary and bonus during that year exceeded $100,000:


                           SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                      Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                        Other                 Securities
                                                                        Annual   Restricted      Under-
                                                                       Compens-     Stock         lying       All Other
                                                 Salary      Bonus      ation      Awards       Options       Compensa-
Name and Principal Position           Year         ($)        ($)         ($)        ($)           (#)           tion
--------------------------------------------------------------------------------------------------------------------------
James A. Finkelstein, President       2001       $83,000         ---      ---        ---          3,333          ---
     and Chief Executive Officer
--------------------------------------------------------------------------------------------------------------------------
E. Paul Leishman, Chief Financial     2001      $113,942      $5,000      ---        ---           ---           ---
     Officer & Secretary
--------------------------------------------------------------------------------------------------------------------------
Michael Schenkler, Director and       2001      $164,255     $20,573      ---        ---          3,333          ---
     Publisher of Queens Tribune      2000      $164,255         ---      ---        ---         18,333          ---
                                      1999      $164,900         ---      ---        ---          3,333          ---
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation                      Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner, Publisher and        2001      $167,434      $53,036     ---        ---            ---           ---
     Editor of Dan's Papers           2000      $157,947      $16,777     ---        ---            ---           ---
                                      1999      $149,343     $183,117     ---        ---         15,000           ---
--------------------------------------------------------------------------------------------------------------------------
Martin Tolchin,                       2001      $206,545      $70,868     ---        ---            ---           ---
     Editor-in-Chief and Publisher    2000      $200,000      $41,037     ---        ---            ---           ---
     of The Hill                      1999      $182,060     $180,092     ---        ---         45,000           ---
--------------------------------------------------------------------------------------------------------------------------



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

--------------------------------------------------------------------------------------------------------------------------
                                                                Percent of Total        Exercise or
                                  Number of Securities         Options Granted to       Base Price
            Name                   Underlying Options       Employees In Fiscal Year      ($/Sh)        Expiration Date
--------------------------------------------------------------------------------------------------------------------------
James A. Finkelstein                      3,333                     12.5%                  $1.00           08/17/06
--------------------------------------------------------------------------------------------------------------------------
Michael Schenkler                         3,333                     12.5%                  $1.00           08/17/06
--------------------------------------------------------------------------------------------------------------------------


       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUES

----------------------------------------------------------------------------------------
                                                               Number of securities
                                             Value            underlying unexercised
                               Shares       Realized       options at fiscal year-end(#)
                             Acquired On      ($)      ---------------------------------
           Name              Exercise (#)     (c)        Exercisable      Unexercisable
----------------------------------------------------------------------------------------
James A. Finkelstein            ---           ---            3,333             ---
----------------------------------------------------------------------------------------
Michael Schenkler               ---           ---            9,999           15,000
----------------------------------------------------------------------------------------
Daniel Rattiner                 ---           ---              ---           15,000
----------------------------------------------------------------------------------------
Martin Tolchin                  ---           ---           30,000           15,000
----------------------------------------------------------------------------------------

         None of the options granted are presently in the money.

Employment Agreements

         On May 8, 2001 the Company entered into a Letter Agreement with James
A. Finkelstein pursuant to which Mr. Finkelstein is employed as President and Chief Executive Officer, of NCI. Mr. Finkelstein's employment commenced June 4, 2001 at an annual salary of $150,000, subject to 5% increase on January 1, 2001 and each year thereafter. In addition to his base salary, we provide Mr. Finkelstein with medical and certain other benefits and perquisites.

         On July 29, 1999, the Board of Directors and Mr. Jerry Finkelstein agreed to amend Jerry Finkelstein's employment agreement as Chairman of the Board of Directors to reduce his annual salary to $95,000 from $195,000. Under the terms of the agreement which ends August 19, 2003, Mr. Jerry Finkelstein, may also be paid annual bonuses at the discretion of the Board, based upon such factors as our results of operations and transactions involving us which are introduced to us by Mr. Jerry Finkelstein or in which he is otherwise involved on our behalf. We also provide Mr. Jerry Finkelstein with medical and certain other benefits and perquisites. Mr. Jerry Finkelstein may terminate the agreement at any time by giving us at least 10 days' notice. In the event of his permanent disability or death, salary and bonuses shall continue to be paid to him or the legal representative of his estate until the end of the term of the agreement, August 19, 2003.

         On November 25, 1997, the Company entered into an Employment and Shareholder's Agreement with Daniel Rattiner, pursuant to which, we employed Mr. Rattiner to serve as Publisher and Editor of Dan's Papers. Mr. Rattiner's employment commenced on October 18, 1997 and continues for a 10-year period, subject to earlier termination as set forth in the agreement. As compensation for his services, we currently pay Mr. Rattiner a base salary of $167,434, subject to adjustment based on the Consumer Price Index. In addition to his base salary, we pay Mr. Rattiner a bonus based on net profits for the fiscal year and provide Mr. Rattiner with medical and certain other benefits.

         In December 1999, we entered into an Employment Agreement with Martin Tolchin, pursuant to which we employed Mr. Tolchin to serve as Editor-in-Chief and Publisher of The Hill for a term commencing on January 1, 2000 and ending on December 31, 2002. Mr. Tolchin is entitled to a 2.5% phantom equity interest in The Hill. Mr. Tolchin currently receives an annual base salary of $211,000, subject to adjustment based on the Consumer Price Index. In addition to his base salary, Mr. Tolchin receives a bonus based on the earnings of The Hill for the fiscal year and medical and certain other benefits. Mr. Tolchin may terminate the agreement at any time. In the event of his death, salary and bonuses shall continue to be paid to the legal representative of his estate for a period of six months following his death. If we terminate Mr. Tolchin for any reason other than for "Cause", we must pay his salary and bonus through the end of the term of the agreement.

Director Compensation

         We have no established compensation arrangements with our directors except as described in the next paragraph. On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan pursuant to which, as adjusted, the Board may award up to 166,667 shares of common stock to directors of NCI and its subsidiaries. However, on August 17 of each year, we have granted to each existing director a five-year option to purchase 3,333 shares of our common stock at the market price on the date of grant pursuant to our Non-Discretionary Directors Stock Option Plan.

Directors' and Officers' Options

         On August 17, 1993, the Board adopted a Discretionary Directors and Officers Stock Option Plan pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of NCI and its subsidiaries which shall be exercisable at the market price on the date of grant for periods, and under conditions, specified by the Board in such grants. Options under the Discretionary Option Plan are non-qualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of our common stock, as of March 7, 2001 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of NCI, by each person listed in the Summary Compensation Table and by all directors and officers of NCI as a group.

         The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 10,685,811 shares of common stock outstanding on March 7, 2001 plus with respect to each such person the number of additional shares that will be outstanding upon exercise of the warrants and options exercisable within sixty
(60) days set forth herein.

                                                           Beneficial Ownership                   Current
Name and Address                                            of common stock (1)               Percent of Class
----------------                                            -------------------               ----------------
James A. Finkelstein                                           4,171,333(2)(3)                     30.14%
Two Park Avenue, Suite 1405
New York, NY 10016

Martin A. Bell                                                     9,999(3)(10)                        *
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

J. Morton Davis                                                2,970,284(9)(10)                    26.83%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

Jerry Finkelstein                                                664,000(3)(4)                      5.99%
35 East 76th Street
New York, NY  10021

Martin Mendelsohn                                                  9,999(3)                            *
Schnader Harrison Segal, & Lewis
1300 I Street, NW
11th Floor East
Washington, D.C. 20005

Robert E. Nederlander                                             49,879(3)(5)                         *
1450 Broadway, 20th Floor
New York, NY  10018

Daniel Rattiner                                                   43,836(11)                           *
c/o Dan's Paper
2221 Montauk Highway
Bridgehampton, NY  11932

                                                           Beneficial Ownership                   Current
Name and Address                                            of common stock (1)               Percent of Class
----------------                                            -------------------               ----------------
Wilbur L. Ross, Jr.                                              759,584(3)(5)(6)                   6.89%
101 E. 52nd Street, 19th Floor
New York, NY  10022

Michael Schenkler                                                207,143(3)(7)                      1.94%
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365

Martin Tolchin                                                    30,000(3)                            *
c/o Capital Hill Publishing Corp.
733 15th Street N.W. Suite 1140
Washington, DC  20005

Gary Weiss                                                       159,999(3)                         1.48%
Weiss Capital Group LLC
99 Seaview Blvd.
Port Washington, NY  11050

Melvyn I. Weiss                                                1,241,216(5)(8)                     11.53%
One Pennsylvania Plaza
New York, NY  10119

Paul Leishman                                                          0                               *
Two Park Avenue, Suite 1405
New York, NY 10016

All Directors and Executive Officers as a                      6,031,936(12)                       40.72%
Group (9 persons)

*    Less than one percent.

(1) James Finkelstein, Jerry Finkelstein and his affiliates, Wilbur L. Ross, Melvyn Weiss and his affiliates and J. Morton Davis and his affiliates (the "Davis Group") entered into a Stockholders' Agreement dated as of May 8, 2001 (the "Stockholders' Agreement"). The Stockholders' Agreement provides that, subject to limited exceptions, Mr. Finkelstein has an irrevocable proxy to vote all of the shares held by each member of the Davis Group (the "Davis Shares") until such time as Mr. Finkelstein ceases to be employed as the President and Chief Executive Officer of the Registrant. By virtue of the irrevocable proxy granted to Mr. Finkelstein by the Davis Group under the terms of the Stockholders' Agreement, Mr. Finkelstein currently has sole voting power with respect to 4,324,752 shares of common stock owned by the Davis Group and 22,546 votes as a result of the 5,900 shares of $10 Convertible Preferred Stock owned by the Davis Group. Accordingly, as of the date hereof, together with the shares beneficially owned by Mr. Finkelstein, Mr. Finkelstein has sole voting power with respect to an aggregate of 5,515,298 shares of our common stock, or 50.88% of our issued and outstanding Common Stock.

(2) Includes 3,000,000 shares issuable upon exercise of 5-year warrants owned by James A. Finkelstein and are not exercisable until May 16, 2002, and 150,000 warrants that were exercisable on June 4, 2001.

(3) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. James A. Finkelstein-3,333; Mr. Bell--9,999; Mr. Jerry Finkelstein--399,999; Mr. Mendelsohn--9,999; Mr. Nederlander--11,666; Mr. Ross--78,333; Mr. Schenkler--9,999; Mr. G. Weiss--159,999; Mr. Tolchin--30,000.

(4)  Includes

     (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Jerry Finkelstein is President, and

     (b)  66,667 shares owned by Jerry Finkelstein's wife.

(5) Includes the following numbers of shares issuable upon conversion of shares of $10 convertible preferred stock: Mr. Nederlander--38,213 Mr. M. Weiss--76,426; Mr. Ross--152,852.

(6) Includes 100,000 shares issuable upon exercise of warrants owned by the WLR Recovery Fund L.P.

(7) Does not include 13,678 shares owned by Mr. Schenkler's wife as custodian for two minor children of which Mr. Schenkler disclaims beneficial ownership.

(8)  Includes 457,304 shares owned by the M&B Weiss Family Partnership.

(9)  Includes

     (a) 2,454,999 shares of common stock and warrants to purchase 150,000 shares owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder, and 129,567 shares owned directly by Mr. Davis.

     (b) 22,546 shares of common stock issuable upon exercise of 5,900 shares of $10 convertible preferred stock and

     (c) 213,172 shares of common stock to be issued upon conversion of 8% Convertible Notes owned by D.H. Blair Investment Banking Corp.

     Does not include

     (d) 41,006 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife, and

     (e) 1,821,317 shares of common stock owned by Rosalind Davidowitz. Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

(10) Does not include 2,454,999 shares of common stock, warrants to purchase 150,000 shares of Common Stock, 22,546 shares of common stock issuable upon conversion of $10 preferred stock, and 213,172 shares of Common Stock issuable upon conversion of 8% convertible notes owned by D.H. Blair Investment Banking Corp., of which Martin A. Bell is Vice Chairman. Mr. Bell expressly disclaims beneficial ownership of all securities held by D.H. Blair Investment Banking Corp.

(11) Includes 167 shares owned by Mr. Rattiner's wife.

(12) Includes shares issuable upon exercise of the options referenced in (3) above, shares described in (4), (8),(9)(a)-(c) and (11) above, conversion of the $10 convertible preferred stock referenced in (5) above, and exercise of the warrants in (2) and (6) above.

Item 12. Certain Relationships and Related Transactions.

         On June 4, 2001, pursuant to the terms of a Subscription Agreement, our President, James A. Finkelstein, acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001 resulting in gross proceeds of $750,000. The Company also issued to the President in consideration for his investment in NCI 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events. As further consideration for the investment by Mr. Finkelstein, the Company issued 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants are not exercisable until May 16, 2002. Pursuant to the Letter Agreement, dated May 8, 2001, between the Company, James A. Finkelstein and holders of a majority of the Company's outstanding shares, these controlling shareholders agreed, subject to certain conditions, to vote in favor of consummating a plan pursuant to which the Company would become a private entity, if such plan were as described in the Letter Agreement and if such plan were proposed before May 15, 2002. Such transaction, if consummated would result in Mr. Finkelstein owning a majority of the shares of NCI.

         On June 4, 2001, pursuant to a Subscription Agreement, D. H. Blair Investment Banking Corp purchased 250,000 shares of our common stock at a purchase price of $1.00 per share. The shares purchased were immediately surrendered to the Company.

         On June 4, 2001, pursuant to a Subscription Agreement, D.H. Blair Investment Banking Corp., converted $150,000 of the Company's 8% Convertible Note plus accrued interest of $7,594.82 into 157,594 shares of the our common stock at a purchase price of $1.00 per share. At the same time, Rosalind Davidowitz converted $1,000,000 of the Company's 8% Convertible Note plus accrued interest of $38,575 into 1,038,575 shares of the our common stock at a purchase price of $1.00 per share.

         Also on June 4, 2001, in connection with the consummation of the transactions contemplated by the Letter Agreement with Mr. Finkelstein, the Company repaid D.H. Blair Investment Banking Corp., $300,000 plus accrued interest representing outstanding advances under a certain Revolving Note dated March 30, 2001, and the corresponding revolving credit facility was terminated. Upon payment in full of the revolving loans, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued 300,000 5-year warrants to D.H. Blair Investment Banking Corp. to purchase the Company's common stock at an exercise price of $1.00 per share.

         Pursuant to a Separation Agreement dated December 11, 2000, Steven Farbman resigned as President, Chief Executive Officer and Director of NCI and its subsidiaries. As part of the agreement, we agreed, among other things, to accelerate Mr. Farbman's 125,000 unvested shares of our common stock so that Mr. Farbman owned a total of 250,000 shares of our common stock on the date of agreement. We then agreed to purchase in installments from Mr. Farbman all of such shares at a purchase price of $2.00 per share, for an aggregate of $500,000. Mr. Farbman waived all other further rights, if any, in options stock or other equity issue of NCI and agreed to certain non-competition and non-solicitation provisions. As part of the separation, NCI and Mr. Farbman also entered into mutual releases.

         During March 2001, the Company received $200,000 which was evidenced by an 8% Convertible Note from a principal shareholder of the Company. Principal and interest are due on the earlier of (a) January 1, 2003, or (b) upon the next round of equity financing. As of December 31, 2001, accrued interest was $13,172. The holder of the 8% Convertible Note has the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes.

         During April 2001, the Company received $300,000 from a principal shareholder of the Company pursuant to a revolving credit facility that was dated March 31, 2001. Under terms of the revolving credit facility, the principal shareholders made available on a revolving basis from time to time up to $1,000,000. The revolving credit advances were evidenced by an 8% revolving credit note. The aggregate amount of the Revolving Loans and interest were due on the earlier of (a) March 31, 2002, or (b) upon the next round of equity financing, or (c) receipt of proceeds (net of any anticipated costs or expenses associated therewith) from a sale of a subsidiary. The holders of the revolving note had the right to convert the principal amount and accrued interest under the revolving note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the Loan.

         On December 6, 2000, we issued an 8% Convertible Note in the principal amount of $1,000,000 to Rosalind Davidowitz and on October 17, 2000, we issued an 8% Convertible Note in the principal amount of $150,000 to D.H. Blair Investment Banking Corp. Principal and interest under both notes are payable on the earlier of (a) December 31, 2001 or (b) the date that NCI consummates its next round of equity financing. Interest on the notes accrues at 8% per annum and we have the right to prepay the notes, in whole or in part, at any time upon 10 days prior written notice to the payees. Ms. Davidowitz and D.H. Blair each have the right to convert the principal amount and accrued interest under their respective notes at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes. Such conversion price is subject to adjustment upon certain events set forth in the notes. These Notes were discharged on June 4, 2000 as described above.

         The transactions described above are on terms as favorable to NCI as those that could have been obtained from independent third parties and arms-length negotiations.

Item 13. Exhibits, List and Reports on Form 10-KSB.

         (a) Exhibits

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                                 Document        Referenced Document

    3.1        Articles of Incorporation of the company (formerly known as               A                    3.1
               Applied Resources, Inc.), filed with the Secretary of State of the State of Nevada on May 20, 1986.

    3.1.1      Certificate of Amendment of the Articles of Incorporation of the          A                    3.1.1
               company, filed with the Secretary of State of the State of Nevada on December 8, 1987.

    3.1.2      Certificate of Amendment of the Articles of Incorporation of the          B                    3.1.2
               company, filed with the Secretary of State of Nevada on August
               16, 1990.

    3.1.3      Certificate of Amendment of the Articles of Incorporation of the          C                    3.1.3
               company, filed with the Secretary of the State of Nevada on July
               26, 1994.

    3.2        By-Laws of the company (as amended and restated).                         C                    3.2.1

    4.1        Form of Common Stock Certificate.                                         B                    4.1

    4.2        Certificate of Designation of 10% Convertible Preferred Stock.            Q                    4.2

    4.2.1      Certificate of Designation of 8% Convertible Preferred Stock.             Q                    4.2.1

    4.2.2      Certificate  of Amendment of  Certificate  of Designation of 8%           Q                    4.2.2
               Convertible Preferred Stock.

    4.2.3      Certificate of Designation of $10  Convertible  Preferred Stock           H                   10.33
               (included as part of Exhibit 10.21).

    4.3        Form of Rights Certificate.                                               L                    4.3

   10.1        1987 Stock Option Plan, as amended.                                       G                   10.1.1

   10.2        1999 Stock Option Plan.                                                   Q                   10.2

   10.3        Discretionary Directors and Officers Stock Option Plan.                   C                   10.2.1

   10.4        Non-discretionary Directors Stock Option Plan.                            C                   10.2.2

   10.5        Stockholders' Agreement,  dated as of October 13, 1988, between           D                    2.1
               Daniel Rattiner and the company.

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                                 Document        Referenced Document

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

    10.7       Amendment of Lease, dated October 31, 1998, by and between                L                   10.6
               Dan's Paper's Inc. (f/k/a D.P. Acquisition, Inc.) and Daniel
               Rattiner.

    10.8       Lease for space at 174-15 Horace Harding Expressway, Fresh                B                   10.25
               Meadows, New York.

    10.9       Agreement of Lease, dated as of July 26, 2000, by and between             Q                   10.9
               Max Five NY, LLC and Manhattan Publishing Corp. for premises located at 63 West 38th Street, New York, New York and Guaranty
               by News Communications, Inc.

    10.10      Lease Agreement, dated November 3, 1999, by and between News              Q                   10.10
               Communications, Inc. and Two Park Company for premises
               located at 2 Park Avenue, New York, New York.

    10.11      Agreement of Sublease by and between All Metro Aids, Inc. and             Q                   10.11
               Nassau Community Newspapers, Inc. for premises located at
               33 Atlantic Avenue, Lynbrook, New York.

    10.12      Lease Agreement, dated June 28, 1994, by and between 15th & H             Q                   10.12
               Street Associates and Capitol Hill Publishing Company, Inc.
               for premises located at 733 15th Street, N.W., Washington, D.C.

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

    10.15      Employment and Stockholders' Agreement dated as of November               K                   10.4.5
               25, 1997 by and between News Communications, Inc. and
               Daniel Rattiner.

    10.16      Amended and Restated Employment Agreement dated October 28,               J                   10.7.4.1
               1996, by and between Jerry Finkelstein and News Communications,
               Inc.

    10.17      Letter Agreement dated July 29, 1999 by and between Jerry                 P                   10.24
               Finkelstein and News Communications, Inc.

    10.18      Stock Option Agreement dated September 1, 1993, by and between            C                   10.11
               Jerry Finkelstein and News Communications, Inc.

    10.19      Employment Agreement dated December 1999 by and between Martin            Q                   10.19
               Tolchin and News Communications, Inc.

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                                 Document       Referenced Document

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

    10.25      Stock Option Agreement, dated July 28, 1999, by and between               P                   10.23
               News Communications, Inc. and Jerry Finkelstein.

    10.26      Stock Option Agreement, dated July 28, 1999, by and between               P                   10.25
               News Communications, Inc. and Gary Weiss.

    10.27      Stock Option Agreement, dated August 16, 1999, by and between             P                   10.26
               News Communications, Inc. and Paul Mastronardi.

    10.28      Agreement regarding Stay-Put Bonus, dated November 21, 2000,              Q                   10.28
               by and between Paul Mastronardi and News Communications, Inc.

    10.29      8% Convertible Note, dated October 17, 2000, in the principal             Q                   10.29
               amount of $150,000 issued by News Communications, Inc. in
               favor of D.H. Blair Investment Banking Corp.

    10.30      8% Convertible Note, dated December 6, 2000, in the principal             Q                   10.30
               amount of $1,000,000 issued by News Communications, Inc. in favor of Rosalind Davidowitz.

    10.31      Separation Agreement dated December 11, 2000 by and between               Q                   10.31
               Steven A. Farbman, News Communications, Inc. and J. Morton
               Davis.

    10.32      8% Convertible Note, dated March 7, 2001, in the principal                Q                   10.32
               amount of $200,000 issued by News Communications, Inc. in
               favor of D.H. Blair Investment Banking Corp.

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                                 Document        Referenced Document
    10.33      Subscription Agreement, dated March 7, 2001, by and between               Q                   10.33
               News Communications, Inc. and D.H. Blair Investment Banking Corp.

    10.34      Subscription Agreement, dated October 17, 2000, by and between            Q                   10.34
               D.H. Blair Investment Banking Corp. and News Communications, Inc.

    10.35      Subscription Agreement, dated December 6, 2000, by and between            Q                   10.35
               News Communications, Inc. and Rosalind Davidowitz.

    10.36      Loan Agreement, dated as of March 30, 2001, by and between                Q                   10.36
               News Communications, Inc. and D.H. Blair Investment Banking Corp.

    10.37      Revolving Note, dated March 30, 2001, in the principal amount             Q                   10.37
               of $1,000,000 issued by News Communications, Inc. in favor of D.H. Blair Investment Banking Corp.

    10.38      Letter Agreement dated as of May 8, 2001 by and between News              R                   10.1
               Communications, Inc. and James Finkelstein.

    10.39      Stockholders' Agreement dated as of May 8, 2001 by and among              R                   10.2
               Jerry Finkelstein, The Finkelstein Foundation, Inc., Shirley
               Finkelstein, Wilbur L. Ross, Jr.; Melvyn I. Weiss, M&B Weiss
               Family Partnership, J. Morton Davis, D.H. Blair Investment
               Banking Corp., Rivkalex Corporation, Rosalind Davidowitz, and
               James Finkelstein.

    10.40      Subscription Agreement dated as of May 8, 2001 by and between             R                   10.3
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp. for the purchase of 250,000 shares of common stock.

    10.41      Subscription Agreement dated as of May 8, 2001 by and between             R                   10.4
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp. for the purchase of 150,000 shares of common stock.

    10.42      Subscription Agreement dated as of May 8, 2001 by and between             R                   10.5
               News Communications, Inc. and Rosalind Davidowitz for the
               purchase of 1,000,000 shares of common stock.

    10.43      Subscription Agreement dated as of May 8, 2001 by and between             R                   10.6
               News Communications, Inc. and James Finkelstein for the
               purchase of 750,000 shares of common stock.

    10.44      Warrant to purchase 1,000,000 shares of common stock of News              R                   10.7
               Communications, Inc. at 1.10 per share issued to James
               Finkelstein.

                                                                                  Incorporated by
   Exhibit                                                                        Reference from        Exhibit No. in
   Number                                Description                                 Document        Referenced Document
    10.45      Warrant to purchase 1,000,000 shares of common stock of News              R                   10.8
               Communications, Inc. at $1.50 per share, dated as of May 8,
               2001 and issued to James Finkelstein.

    10.46      Warrant to purchase 1,000,000 shares of common stock of News              R                   10.9
               Communications, Inc. at $2.00 per share, dated as of May 8,
               2001 and issued to James Finkelstein.

    10.47      Warrant Purchase Agreement dated as of April 19, 2001 by                  R                   10.10
               and between D.H. Blair Investment Banking Corp. and James Finkelstein.

    10.48      Warrant to purchase 150,000 shares of common stock of News                R                   10.11
               Communications, Inc. at $1.00 per share, dated June 4, 2001 and issued to D.H. Blair Investment Banking Corp.

    10.49      Warrant to purchase 150,000 shares of common stock of News                R                   10.12
               Communications, Inc. at $1.00 per share, dated June 4, 2001 and issued to James Finkelstein.

     10.50     Stock Purchase Agreement, dated August 3, 2001, by and between            S                   10.50
               News Communications, Inc. and Manhattan Media Corp.

    10.51      5% Promissory Note, dated August 3, 2001, in the principal                S                   10.51
               amount of $550,000 issued by Manhattan Media Corp. in favor of News Communications, Inc.

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

Q Annual Report of the company on Form 10-KSB for the year ended December 31, 2000.

R Current Report of the company on Form 8-K relating to events occurring on June 4, 2001.

S Quarterly Report of the company on Form 10-QSB for the quarter ended June 30, 2001.

------------------------

*   Filed herewith.

(b) No reports were filed on Form 8-K during the last quarter of fiscal year
    2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2001

                                  NEWS COMMUNICATIONS, INC.


                                  By: /s/ James A. Finkelstein
                                     ------------------------------------------
                                           James A. Finkelstein
                                           President & Chief Executive Officer,

                                  By: /s/ E. Paul Leishman
                                     ------------------------------------------
                                           E. Paul Leishman
                                           Chief Financial Officer & Secretary


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                                        Title                           Date

   /s/ James A. Finkelstein                   President & Chief Executive Officer            April 16, 2002
------------------------------------
James A. Finkelstein

  /s/ E. Paul Leishman                        Chief Financial Officer & Secretary            April 16, 2002
------------------------------------
E. Paul Leishman

   /s/ Jerry Finkelstein.                     Chairman of the Board of Directors             April 16, 2002
------------------------------------
Jerry Finkelstein

  /s/ Wilbur L. Ross, Jr.                     Director                                       April 16, 2002
------------------------------------
Wilbur L. Ross, Jr.

   /s/ Michael Schenkler                      Director                                       April 16, 2002
------------------------------------
Michael Schenkler

                                              Director                                       April 16, 2002
------------------------------------
Martin A. Bell

   /s/ Gary Weiss                             Director                                       April 16, 2002
------------------------------------
Gary Weiss

   /s/ Robert E. Nederlander                  Director                                       April 16, 2002
------------------------------------
Robert E. Nederlander

   /s/ Martin Mendelsohn                      Director                                       April 16, 2002
------------------------------------
Martin Mendelsohn

                            News Communications, Inc.
                                     and Subsidiaries




                                               Consolidated Financial Statements
                                          Years Ended December 31, 2001 and 2000

                                                       News Communications, Inc.
                                                                and Subsidiaries


                                                                         Contents

        Independent auditors' report                                         F-3

        Consolidated financial statements:
           Balance sheet                                                     F-4
           Statements of operations                                          F-5
           Statements of stockholders' equity (deficit)                      F-6
           Statements of cash flows                                          F-7
           Notes to consolidated financial statements                   F-8-F-34

Independent Auditors' Report

Board of Directors and Stockholders of
   News Communications, Inc.

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

/s/ BDO Seidman, LLP

New York, NY

February 21, 2002

                                                                                            News Communications, Inc.
                                                                                                     and Subsidiaries

                                                                                           Consolidated Balance Sheet

 December 31, 2001
---------------------------------------------------------------------------------------------------------------------
 Assets
 Current:
    Cash                                                                                                  $  596,505
    Accounts receivable, net of allowance for doubtful accounts of $1,391,000                              1,523,822
    Other                                                                                                    190,737
---------------------------------------------------------------------------------------------------------------------
            Total current assets                                                                           2,311,064
 Restricted cash                                                                                             102,305
 Notes receivable, net of current portion                                                                    675,000
 Property and equipment, net                                                                                 566,444
 Intangible assets, net                                                                                      788,151
 Other, net                                                                                                  123,446
---------------------------------------------------------------------------------------------------------------------
                                                                                                          $4,566,410
=====================================================================================================================
 Liabilities and Stockholders' Equity
 Current liabilities:
    Accounts payable                                                                                      $  681,370
    Accrued expenses                                                                                         974,201
    Income taxes payable                                                                                      36,916
    Unearned revenue                                                                                         105,885
    Capital leases, current portion                                                                           16,102
    Other current liabilities                                                                                300,000
---------------------------------------------------------------------------------------------------------------------
            Total current liabilities                                                                      2,114,474
 Capital leases, net of current portion                                                                       34,887
 Due to related parties                                                                                      213,172
---------------------------------------------------------------------------------------------------------------------
            Total liabilities                                                                              2,363,073
---------------------------------------------------------------------------------------------------------------------
 Minority interest                                                                                           642,438
---------------------------------------------------------------------------------------------------------------------
 Commitments
 Stockholders' equity:
    Preferred stock, $1.00 par value; 500,000 shares authorized; 192,535 shares
       issued and outstanding, $2,044,500 aggregated liquidation value                                       192,535
    Common stock, $.01 par value; authorized 100,000,000 shares; 10,844,144
       shares issued and 10,685,811 outstanding                                                              108,441
    Paid-in capital - preferred stock                                                                      1,703,349
    Paid-in capital - common stock                                                                        25,550,672
    Deficit                                                                                              (25,502,369)
---------------------------------------------------------------------------------------------------------------------
                                                                                                           2,052,628
    Less:  Treasury stock (158,333 common shares) - at cost                                                  491,729
---------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                                                     1,560,899
---------------------------------------------------------------------------------------------------------------------
                                                                                                          $4,566,410
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                                           News Communications, Inc.
                                                                                                    and Subsidiaries

                                                                               Consolidated Statements of Operations

 Year ended December 31,                                                                2001                 2000
---------------------------------------------------------------------------------------------------------------------
 Net revenues                                                                       $13,581,542          $18,662,501
---------------------------------------------------------------------------------------------------------------------
 Expenses:
    Editorial                                                                         1,428,027            1,724,769
    Production and distribution                                                       4,710,878            6,600,957
    Selling                                                                           3,158,122            4,043,010
    General and administrative                                                        5,544,957            7,344,620
    Depreciation and amortization                                                       374,277              435,016
---------------------------------------------------------------------------------------------------------------------
       Total expenses                                                                15,216,261           20,148,372
---------------------------------------------------------------------------------------------------------------------
       Loss from operations                                                          (1,634,719)          (1,485,871)
 Loss on sale of subsidiaries                                                          (917,696)              (4,498)
 Gain on disposal of unconsolidated entity                                                    0               22,687
---------------------------------------------------------------------------------------------------------------------
               Loss before interest expense, minority                                (2,552,415)          (1,467,682)
                 interest in income of subsidiary and
                 provision (benefit) for income taxes
 Interest expense, net                                                                   40,648               26,637
 Minority interest in income of subsidiary                                               41,000              109,080
---------------------------------------------------------------------------------------------------------------------
               Loss before provision (benefit) for
                 income taxes                                                        (2,634,063)          (1,603,399)
 Provision (benefit) for income taxes                                                   162,999               (8,799)
---------------------------------------------------------------------------------------------------------------------
 Net loss                                                                           $(2,797,062)         $(1,594,600)
=====================================================================================================================
 Loss per common share:
    Basic and diluted                                                               $      (.29)         $      (.19)
=====================================================================================================================
 Weighted average number of common shares outstanding:
       Basic and diluted                                                              9,743,819            8,432,582
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     News Communications, Inc.
                                                             and Subsidiaries

                     Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2001 and December 31, 2000



                                         Preferred stock            Paid-in              Common stock
                                      ----------------------        capital-        ----------------------
                                       Shares        Amount      preferred stock     Shares        Amount
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999            197,835       $197,835       $2,036,540       7,022,007      $70,219
Conversion of 200 shares 12%
   preferred to 31,746 shares of
   common stock                          (200)          (200)        (191,800)         31,746          317
Conversion of 100 shares 8%
   preferred to 15,873 shares of
   common stock                          (100)          (100)         (96,391)         15,873          159
Issuance of 1,548,869 shares
   of common stock - par $.01
   at $1.75                                 -              -                -       1,548,869       15,489
Stock issued as preferred
   dividends                                -              -                -          10,374          104
Treasury stock purchases                    -              -                -               -            -
Dividends on preferred stock                -              -                -               -            -
Net loss                                    -              -                -               -            -
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000            197,535        197,535        1,748,349       8,628,869       86,288
Issuance of 1,000,000 shares
   of common stock - par $.01
   at $1.00                                 -              -                -       1,000,000       10,000
Conversion of 8% Convertible
   Notes and accrued interest to
   1,196,169 shares of common
   stock                                    -              -                -       1,196,169       11,962
Conversion of 5,000 shares $10
   preferred to 19,106 shares of
   common stock                        (5,000)        (5,000)         (45,000)         19,106          191
Dividends on preferred stock                -              -                -               -            -
Net loss                                    -              -                -               -            -
----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001            192,535       $192,535       $1,703,349      10,844,144     $108,441
================================================================================================================



                                        Paid-in
                                        capital-                                           Total
                                         common                           Treasury      stockholders'
                                          stock           Deficit           stock      equity (deficit)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1999             $20,445,714      $(21,097,951)     $(408,729)      $1,243,628
Conversion of 200 shares 12%
   preferred to 31,746 shares of
   common stock                            191,683                 -              -                -
Conversion of 100 shares 8%
   preferred to 15,873 shares of
   common stock                             96,332                 -              -                -
Issuance of 1,548,869 shares
   of common stock - par $.01
   at $1.75                              2,695,031                 -              -        2,710,520
Stock issued as preferred
   dividends                                10,396           (10,500)             -                -
Treasury stock purchases                  (112,500)                -        (83,000)        (195,500)
Dividends on preferred stock                     -            (1,128)             -           (1,128)
Net loss                                         -        (1,594,600)             -       (1,594,600)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000              23,326,656       (22,704,179)      (491,729)       2,162,920
Issuance of 1,000,000 shares
   of common stock - par $.01
   at $1.00                                990,000                 -              -        1,000,000
Conversion of 8% Convertible
   Notes and accrued interest to
   1,196,169 shares of common
   stock                                 1,184,207                 -              -        1,196,169
Conversion of 5,000 shares $10
   preferred to 19,106 shares of
   common stock                             49,809                 -              -                -
Dividends on preferred stock                     -            (1,128)             -           (1,128)
Net loss                                         -        (2,797,062)             -       (2,797,062)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2001             $25,550,672      $(25,502,369)     $(491,729)      $1,560,899
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                             News Communications, Inc.
                                                                      and Subsidiaries

                                                 Consolidated Statements of Cash Flows
                                                        For the year ended December 31

                                                             2001            2000
--------------------------------------------------------------------------------------
 Cash flows from operating activities of continuing
   operations:
    Net loss                                             $(2,797,062)     $(1,594,600)
    Adjustments to reconcile net loss to net cash
      used in operating activities of continuing
      operations:
        Depreciation and amortization                        374,277          435,016
        Provision for doubtful accounts                      418,644          806,350
        Minority interest                                     41,000          109,080
        Gain on sale of unconsolidated entity                      -          (22,687)
        Loss on sale of subsidiaries                         917,696            4,498
        Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                (167,846)      (1,191,659)
         Other current assets                                 32,585           74,907
         Restricted cash                                    (102,305)               -
         Other assets                                         41,920          109,663
         Related party receivable                                  -           17,566
        Increase (decrease) in:
         Accounts payable and accrued expenses              (451,352)        (407,249)
         Other liabilities                                   166,767          303,874
         Related party payable                                     -         (184,149)
--------------------------------------------------------------------------------------
           Net cash used in operating activities of
             continuing operations                        (1,525,676)      (1,539,390)
--------------------------------------------------------------------------------------
Cash flows from investing activities of continuing
  operations:
    Capital expenditures                                    (387,310)        (791,372)
    Investment in unconsolidated entities                          -          (31,194)
    Proceeds from sale of subsidiaries                       635,000          432,000
    Proceeds from sale of unconsolidated entity                    -          225,000
--------------------------------------------------------------------------------------
           Net cash provided by (used in)  investing
             activities of continuing operations             247,690         (165,566)
--------------------------------------------------------------------------------------
Cash flows from financing activities of continuing
  operations:
    Proceeds from issuance of common stock and
      warrants                                             1,000,000        2,710,520
    Payment of related  party  notes payable                (304,011)      (2,500,000)
    Dividend on preferred stock                               (1,128)          (1,128)
    Proceeds from related party notes payable                500,000        1,150,000
    Purchase of treasury stock                                     -         (195,500)
    Payment of capital lease obligations                     (14,760)         (14,834)
--------------------------------------------------------------------------------------
           Net cash provided by financing activities
             of continuing operations                      1,180,101        1,149,058
--------------------------------------------------------------------------------------
Net decrease in cash                                         (97,885)        (555,898)
Cash, beginning of year                                      694,390        1,250,288
--------------------------------------------------------------------------------------
Cash, end of year                                        $   596,505      $   694,390
======================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                 $   138,847      $    29,366
  Cash paid during the year for income taxes                 108,000            8,528
  Stock issued as preferred dividend                               -           10,500
  Conversion of related party notes payable and
    accrued interest to common stock                       1,196,169                -
  Common stock issued to President                           250,000                -
  Conversion of preferred stock into common stock             50,000          288,491
  Purchases of equipment under capital leases                 44,888           61,756
  Disposal of assets - notes received                        725,000          126,000
======================================================================================

                    See accompanying notes to consolidated financial statements.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



1. Organization and           Description of Business - News Communications,
   Industry Segment           Inc., a Nevada corporation, through its
                              subsidiaries, one of which is majority-owned, publishes and distributes advertiser-supported, community-oriented newspapers. The Company's publishing subsidiaries are, Tribco Incorporated
                              ("Tribco"), Dan's Papers, Inc. ("DPI"), and
                              Capital Hill Publishing Corp. ("Capital Hill").
                              News Communications, Inc. and Subsidiaries ("NCI," or the "Company") function in one industry segment, which is the news publication business.

                              On April 30, 2001, NCI sold substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group. On June 15, 2000, the Company completed the sale of substantially all of the assets and liabilities of the Parkchester Publishing Co., Inc. On December 12, 2000, the Company sold the stock of Brooklyn Newspaper Publishing, Inc. ("Brooklyn") (see Note 15).


2. Summary of Significant     Principles of Consolidation - The consolidated
   Accounting Policies        financial statements of the Company include the
                              accounts of the parent company and its
                              subsidiaries. All intercompany accounts and transactions have been eliminated.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of the various estimated useful lives of the assets, using the straight-line method as follows:

                                                                                                Years
                              --------------------------------------------------------- ----------------------
                              Furniture, fixtures and office equipment                          5-10
                              Leasehold improvements                                    Shorter of useful
                                                                                           life of asset or
                                                                                           length of lease
                              Computer equipment                                                  5
                              Distribution boxes                                                  5
                              --------------------------------------------------------- ----------------------

                              Tradenames - Tradenames are amortized over twenty years on a straight-line basis.

                              Goodwill - Goodwill represents the excess of the cost of acquired assets over their fair values at dates of acquisition and is being amortized over twenty years on a straight-line basis.

                              Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $105,885 at December 31, 2001, represent future advertisements that have been paid for by customers in advance. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

                              Seasonality - One of the Company's publications (which generated approximately 32% of revenues for the year ended December 31, 2001 and approximately 24% for the year ended December 31, 2000 is a resort-area newspaper, that earns a significant portion of its revenue during the summer months.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              Concentration of Customers - The majority of the Company's customers are located in Washington, D.C., Eastern Long Island and Queens County of New York City.

                              Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2001, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

                              Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of preferred stock. Common stock equivalents were not included in the calculations in 2001 or 2000 since their effects were anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ended December 31, 2001 and December 31, 2000.

                              For the years ended December 31, 2001 and 2000, options to purchase 752,325 and 1,010,661 shares of common stock, warrants to purchase 3,432,222 and 598,454 shares of common stock, convertible preferred shares convertible into 752,645 and 669,441 shares of common stock, and convertible notes convertible into 213,172 and 88,767 shares of common stock, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

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

                              Long-Lived Assets - Long-lived assets, such as intangibles and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Other than the loss on sale of subsidiaries, no impairment losses have been necessary through December 31, 2001.

                              Shipping and Handling Costs - Shipping and handling costs billed to customers are recorded as revenue and are immaterial. The costs associated with shipping goods to customers are recorded as an operating expense.

3. Property and Equipment     Major classes of property and equipment are as
                              follows:

                              December 31, 2001
                              -------------------------------------------------------------------------------
                              Leasehold improvements                                             $   256,625
                              Computer equipment and software                                        521,450

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



                              December 31, 2001
                              -------------------------------------------------------------------------------
                              Furniture, fixtures and office equipment                               199,760
                              Distribution boxes                                                      48,198
                              -------------------------------------------------------------------------------
                                                                                                   1,026,033
                              Less:  Accumulated depreciation and amortization                       459,589
                              -------------------------------------------------------------------------------
                              Property and equipment, net                                           $566,444
                              ===============================================================================

                              Property and equipment included assets under capital leases at December 31, 2001 with a cost of $61,756 and accumulated depreciation of $18,527.

                              Depreciation expense for the years ended December 31, 2001 and December 31, 2000 amounted to $212,337, and $192,244, respectively.

4. Intangible Assets          Intangible assets consist of goodwill and
                              tradenames. Intangibles are amortized on a straight-line basis over 20 years. Trade names and goodwill as of December 31, 2001 consisted of:


                              December 31, 2001
                              -------------------------------------------------------------------------
                              Goodwill                                                       $712,359
                              Tradenames                                                    1,425,000
                              -------------------------------------------------------------------------
                                                                                            2,137,359
                              Less:  Accumulated amortization:
                                         Goodwill                                             449,677
                                         Tradenames                                           899,531
                              -------------------------------------------------------------------------
                                                                                             $788,151
                              =========================================================================

                              Amortization expense of $161,940 and $242,772 was recognized for the years ended December 31, 2001 and December 31, 2000.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


5. Related Parties            During the year 2000, the Company received
                              $1,150,000 in the form of 8% Convertible Notes payable to principal shareholders of the Company.
                              The notes and interest were due on December 31, 2001, or earlier, upon the next round of equity financing. The lender had the right to convert the principal amount and all accrued interest thereon into full shares of the Company's common stock at $1.00 per share at any time before the payment in full of principal and accrued interest.

                              During March 2001, the Company received $200,000 in the form of an 8% Convertible Note from principal shareholders of the Company. Principal and interest are due on the earlier of (a) January 1, 2003, or (b) upon the next round of equity financing and have a stated interest rate of 8% per annum. As of December 31, 2001, accrued interest was $13,172. The holders of the 8% Convertible Note have the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes.

                              During April 2001, the Company received $300,000 in the form of an 8% Revolving Note from a revolving credit facility that was dated March 31, 2001 from principal shareholders of the Company. Under terms of the agreement, the principal shareholders were willing to make available on a revolving basis from time to time an aggregate principal amount not to exceed $1,000,000 at a stated interest rate of 8%. The aggregate amount of the Revolving Loans and interest were due on the earlier of (a) March 31, 2002, or (b) upon the next round of equity financing, or (c) receipt of proceeds (net of any anticipated costs or expenses associated therewith) from a sale of a subsidiary. The holders of the 8% Revolving Loan have the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the Loan.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              On June 4, 2001 the principal shareholders consummated a Subscription Agreement pursuant to which the principal shareholders converted $1,150,000 of the Company's 8% Convertible Notes plus accrued interest of $46,169 into 1,196,169 shares of the Company's Common Stock at a price of $1.00 per share.

                              Pursuant to a Subscription Agreement which was consummated on June 4, 2001, the principal shareholder purchased 250,000 shares of the Company's Common Stock at the price of $1.00 per share. The shares purchased were immediately surrendered to the Company in order to allow the Company to issue the 250,000 shares to its President as described in Note 9.

                              In connection with the consummation of the transactions contemplated by the Letter Agreement with the new President (see Notes 8 and 9), the Company repaid to a related party the principal amount of $300,000 plus accrued interest on the Revolving Note mentioned above, and the corresponding revolving credit facility was terminated. Upon payment in full of the revolving loans, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued 300,000 5-year warrants to purchase the Company's Common Stock at an exercise price of $1.00 per share (see Note 12). The fair value of the 300,000 warrants was immaterial.

                              Interest expense for the years ended December 31, 2001 and 2000 relating to the above notes was approximately $63,000 and $19,000, respectively.

                              Certain Company office facilities are leased from an officer of a subsidiary of the Company. Rental expense amounted to approximately $77,300 and $74,800 for the years ended December 31, 2001 and 2000, respectively. The lease payment is adjusted annually based on the Consumer Price Index as of November. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 2008.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              Amounts owed to officers and other employees of the Company for bonus and expenses amounted to approximately $92,300 at December 31, 2001, which are included in accrued expenses.

                              Long-term notes payable in the amount of $200,000 at December 31, 2001 consisted of an 8% Convertible Note due to principal shareholders of the Company, which are included in due to related parties.


6. Fair Value of Financial    The carrying amounts reported in the consolidated
   Instruments                balance sheet for cash, accounts receivable and
                              accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. It is not practical to determine the fair value of the debt to related parties.

7. Leases                     The Company leases all operating facilities under
                              operating leases expiring through October 2008.
                              Rent expense under operating leases was
                              approximately $563,000 and $608,000 for the years ended December 31, 2001 and 2000, respectively.

                              The future minimum payments under noncancelable leases for operating facilities and equipment (capital leases) consisted of the following at December 31, 2001:


                         Year ending December 31,                    Capital Leases       Operating Leases
                         ------------------------------------------------------------ ---------------------
                         2002                                               $16,102               $426,344
                         2003                                                16,102                431,696
                         2004                                                16,102                394,820
                         2005                                                 2,683                220,737
                         2006                                                    --                 88,110
                         Thereafter                                              --                168,262
                         ------------------------------------------------------------ ---------------------
                         Total minimum lease payments                       $50,989             $1,729,969
                         ------------------------------------------------------------ ---------------------

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


8. Commitments                In June 2001, the Company entered into a letter
                              agreement with the President of the Company. The letter agreement provides for his employment at a base salary of $150,000 per annum (adjusted for an increase of not less than 5% on January 1, 2002 and annually thereafter), bonuses and other benefits.

                              The Company has an employment agreement expiring in 2007 with the Publisher and Editor of DPI. The agreement stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price Index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits of approximately $50,000 annually.

                              The Publisher and Editor of DPI has a put option that requires the Company to buy his 20 percent interest of DPI for a price equal to 20 percent of the retained earnings, if any, of DPI plus the greater of $200,000 or 20 percent of gross collected revenues (net of agency commissions) for the full fiscal year prior to exercise of the option. At December 31, 2001, the value of the put option based on the aforementioned formula was approximately $1.5 million.

                              In December 1999, the Company entered into an Employment Agreement with Martin Tolchin, pursuant to which the Company employed Mr. Tolchin to serve as Editor-in-Chief and Publisher of Capital Hill for a term commencing on January 1, 2000 and ending on December 31, 2002. Mr. Tolchin is entitled to a 2.5% phantom equity interest in Capital Hill. Mr. Tolchin currently receives an annual base salary of $211,000.

                              In July 1999, the Company entered into a five-year employment agreement with the then CEO and President of the Company. The agreement stipulated a base salary of $185,000 (adjusted for increases in the consumer price index), bonuses and other benefits. In addition, the agreement also called for the awarding of 250,000 shares of the Company's common stock and options for 830,000 shares of the Company's common stock (see Note
                              11).

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              In December 2000, the Company terminated the five-year employment agreement with the former CEO and President of the Company. The separation agreement provided for full vesting of the 250,000 shares issued pursuant to the employment agreement, the termination of the outstanding options, the purchase of 100,000 of the vested shares at $2.00 per share and the purchase of the remaining 150,000 shares at $2.00 per share on or before May 1, 2002 (see Note 9). Compensation expense associated with the above transaction was approximately $312,500 (representing the excess of the payment for the shares over the fair value of such shares) and is included in the year ended December 31, 2000 general and administrative expense.

                              The Chairman of the Board, who is currently a Director of the Company, has an employment agreement with the Company through August 2003. The agreement called for an annual salary of $195,000 and certain other benefits. In July 1999, the agreement was modified reducing the annual salary to $95,000 and the Chairman received a one-time payment of $150,000. The $150,000 is being amortized over the remaining four years of the agreement. Stock options for 100,000 shares of the Company's common stock at an exercise price of approximately $7.14 per share, which were awarded to the Chairman in connection with his employment agreement, were extended in 1999 to July 2004.

                              As of December 31, 2001, the Company had a letter of credit with a lessor for $102,305. This was secured by a certificate of deposit in the same amount, which is recorded as restricted cash on the consolidated balance sheet.


                              Employee Benefit Plan - The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions are discretionary and are determined on a yearly basis by the Company. For the years ended December 31, 2001 and 2000, there were no matching contributions.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


9. Common Stock               At December 31, 2001, the Company has
                              approximately 5,150,000 shares of common stock reserved for issuance upon conversion of outstanding preferred stock, exercise of options and warrants and related party debt.

                              In June 2001, the Company issued an aggregate of 1,196,169 shares of common stock upon the conversion of the $1,150,000 aggregate principal amount of the Company's 8% Convertible Notes and accrued interest thereon and the Company sold 250,000 shares of Common Stock at a price of $1.00 per share which were subsequently surrendered to the Company.

                              Pursuant to the terms of a Subscription Agreement which was consummated on June 4, 2001, the President acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001. The Company also issued to the President in consideration for his investment in NCI, 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events (see Note
                              5). As further consideration for the investment by the President, the Company issued to the President 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants are not exercisable until May 16, 2002. Pursuant to the Letter Agreement, dated May 8, 2001, between the Company, James A.
                              Finkelstein and holders of a majority of the Company's outstanding shares, these controlling shareholders agreed, subject to certain conditions, to vote in favor of consummating a plan pursuant to which the Company would become a private entity, if such plan were as described in the Letter Agreement and if such plan were proposed before May 15, 2002. Such transaction, if consummated, would result in Mr. Finkelstein owning a majority of the shares of NCI.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

                              In October 2001, the holders converted 5,000 shares of $10 preferred stock into 19,106 shares of common stock.

                              In December 2000, pursuant to the terms of the contract for the sale of Brooklyn to a related party, an officer of the purchaser surrendered 8,000 shares of common stock at a price of $1.00 per share in partial consideration of the purchase price.

                              In December 2000, the Company purchased 100,000 shares of common stock at $2.00 per share from an officer of the Company (see Note 8).

                              In September 2000, the Company issued a stock dividend of 10,374 shares of common stock to holders of the 10% nonvoting preferred stock.

                              In January 2000, the Company sold an aggregate of 1,548,869 shares of common stock at a common stock price of $1.75 per share.

                              In January 2000, the holders converted 100 shares of 8% preferred stock to 15,873 shares of common stock.

                              In January 2000, the holders converted 200 shares of 12% preferred stock to 31,746 shares of common stock.


10. Preferred Stock           Preferred stock consisted of the following:

                              December 31, 2001
                              -------------------------------------------------------------------------------
                              10% nonvoting convertible preferred stock, 1,245
                              shares authorized; 21 shares issued and
                              outstanding, $500 per share per annum cumulative
                              dividends, $105,000 liquidation value (a).                            $     21

                              8% convertible preferred stock, 297 shares
                              authorized, 14 shares issued and outstanding, $80
                              per share per annum cumulative dividends, $14,000
                              liquidation value (b).                                                      14

                              $10 convertible preferred stock, 200,000 shares
                              authorized, 192,500 issued and outstanding,
                              $1,925,500 liquidation value (c).                                      192,500
                              -------------------------------------------------------------------------------
                                                                                                    $192,535
                              ===============================================================================

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              (a) The 10% nonvoting convertible preferred stock
                                  is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 600 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

                                  During 2001 and during 2000, there were no conversions by holders of the Company's 10% nonvoting convertible preferred stock.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  During 2001, there were no conversions by holders of the Company's 8% convertible preferred stock.

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

                                  During the years ended December 31, 2001 and 2000, cash dividends totaling $1,128 were paid to the holders of the 8% convertible preferred stock and the 12% convertible preferred stock.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              (c) In October 1996, the Company entered into an
                                  agreement with a group of investors to which the Company issued 200,000 shares of a newly designated $10.00 convertible preferred stock and warrants to purchase 266,667 shares of common stock at $6.00 per share for an aggregate consideration of $2,000,000. The warrants to purchase 266,667 shares of common stock expired in 2001 unexercised. In April 1998, the Company entered into an agreement pursuant to which the Company issued 20,000 shares of $10 convertible preferred stock - Series 2, for an aggregate consideration of $200,000. The holders of $10 convertible preferred stock, acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the Company. In May 2001, the $10 convertible preferred stockholders waived this right for as long as James A. Finkelstein is serving as President and Chief Executive Officer.

                                  In October 2001, holders of the Company's $10 convertible preferred stock converted 5,000 shares into 19,106 shares of common stock. As a result, common stock at par increased by $191, additional paid-in capital common stock increased by $49,809, preferred stock at par decreased by $5,000 and additional paid-in capital preferred stock decreased by $45,000.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  The holders of the $10 convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 convertible preferred stock may be converted is obtained by dividing $10 by a conversion price. The conversion price was initially set at $6.00, and is subject to adjustments generally for dilution or decline in the market price below $6.00. As a result of these adjustments, the current conversion price is $3.82.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              In July 1999, the Company entered into a stock option agreement with the former President and CEO of the Company. The Company granted options to purchase 830,000 shares of common stock at an exercise price of $1.8125 per share. The options vest in four equal installments of 207,500 shares commencing July 2000. In December 2000, the option agreement was terminated (see Note 8).

                              In July 1999, the Company entered into a stock option agreement with two directors for five year options to purchase an aggregate of 350,000 shares of common stock at an exercise price of $2.25 per share. The options are immediately exercisable.

                              In August 1999, the Company entered into a stock option agreement with an officer for options to purchase 100,000 shares of common stock at an exercise price of $1.625 per share. The options vest in four equal installments of 25,000 shares, commencing in August 2000. In May 2001, the option agreement was terminated.

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

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  Year ended December 31,                        2001        2000
                                  -------------------------- ---------------------------------------
                                  Outstanding, beginning
                                    of period                                   25,833       39,999
                                  Granted during the period                          -            -
                                  Terminated during the
                                    period                                     (12,500)     (14,166)
                                  ------------------------------------------------------------------
                                  Outstanding, end of
                                    period(1)                                   13,333       25,833
                                  ==================================================================

                                  --------------

                                  (1) With an exercise price per share ranging
                                      from $6.00 to $7.88, after giving effect to the one-for-ten reverse stock split, which occurred on May 12, 1992, and the one-for-three reverse stock split which occurred on January 19, 1999. The weighted average exercise price per share at December 31, 2001 and 2000 was $7.10 and $7.25, respectively.

                                  At December 31, 2001 and 2000 there were
                                  108,889 and 96,389 shares (after giving effect to the December 15, 1995 amendment to the stock option plan to increase the number of shares of common stock available for issuance pursuant to the Plan) available for future grants, respectively.

                              (b) Directors and Officers Stock Option Plan - On
                                  August 17, 1993, the Board of Directors
                                  adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and nonincentive options for purposes of income taxation and are not intended to qualify under
                                  Section 422A of the Internal Revenue Code of
                                  1986. No grants were made under the
                                  Discretionary Option Plan during the fiscal years ended December 31, 2001 and 2000.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  On August 17, 1993, the Board also adopted a
                                  Non-Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five-year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 166,667 shares of common stock is available for issuance. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2001, options to purchase 26,664 shares of common stock were granted at an exercise price of $1.00 per share.

                                  The following is a summary of transactions relating to the Directors and Officers' Stock Option Plans:


                                  Year ended December 31,                   2001           2000
                                  ---------------------------------------------------------------
                                  Outstanding, beginning                  358,328         371,664
                                    of year
                                  Cancelled/expired during
                                    the year                             (115,000)        (43,333)
                                  Granted during the year                  26,664          29,997
                                  ---------------------------------------------------------------
                                  Outstanding, end of year
                                    (1)                                   269,992         358,328
                                  ===============================================================

                                  --------------

                                  (1) With an exercise price per share ranging
                                      from $1.00 to $7.88. The weighted average exercise price at December 31, 2001 and 2000 was $4.97 and $5.51, per share, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                                  The following is a summary of transactions:


                                  Year ended December 31,                       2001        2000
                                  ----------------------------------------------------------------
                                  Outstanding, beginning                      131,500            -
                                    of period
                                  Granted during the period                         -      154,000
                                  Terminated during the
                                    period                                    (57,500)     (22,500)
                                  ----------------------------------------------------------------
                                  Outstanding, end of
                                    period (1)                                126,000      131,500
                                  ================================================================


                                  --------------

                                  (1) With an exercise price per share ranging
                                      from $1.00 to $1.188. The weighted average exercise price at December 31, 2001 and was $1.142 and $1.162, respectively.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              For purposes of pro forma disclosure, the estimated fair value of the options and warrants (see Note 12) are amortized to expense over the vesting period of the options and warrants. The fair value of these options and warrants was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 2001 and 2000, respectively: risk-free interest rates from 4.49% to 4.93% and 6.06% and 6.88%;
                              volatility factor of the expected market price of the Company's common stock of 70.0% and 63.9%; and weighted average expected lives of 5 and 8.3 years. The Company's pro forma information relative to the Company's option and warrant plans are as follows:


                                                                                        Year ended      Year ended
                                                                                       December 31,    December 31,
                                                                                           2001            2000
                                     --------------------------------------------------------------------------------
                                     Pro forma net loss:
                                        Net loss as reported                          $(2,797,062)    $(1,594,600)
                                     Additional compensation expense under
                                           SFAS No. 123                                  (287,332)       (127,867)
                                     --------------------------------------------------------------------------------
                                                                                      $(3,084,394)    $(1,722,467)
                                     Loss per share - Basic and Diluted
                                           As reported                                     $(0.29)         $(0.19)
                                           Pro forma                                       $(0.32)         $(0.21)
                                     ================================================================================


12. Stock Warrants            At December 31, 2001, the Company has 3,432,222
                              shares of stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

                              Non-Redeemable Warrants - At December 31, 2001 and 2000, the Company had outstanding 3,432,222 and 598,889 nonredeemable warrants, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $1.00 to $6.75 per share. The warrants are exercisable and expire on the following dates:

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                         Number of warrants               Exercise date        Expiration date
                              -----------------------------------------------------------------------------------
                                                   7,936              January 11, 1997          January 11, 2002
                                                   8,413                  June 1, 1997              June 1, 2002
                                                 100,000             November 11, 1997         November 12, 2002
                                                  15,873              January 11, 2000          January 11, 2005
                                                 300,000                  June 4, 2001              June 4, 2006
                                               3,000,000                  May 16, 2002           April 19,  2006
                              ===================================================================================

                              In June 2001, pursuant to a letter agreement with the President of the Company, the Company issued to the President as additional consideration for his common stock investment, 5-year warrants to purchase 3,000,000 shares of common stock (see
                              Note 9).

                              In June 2001, the Company issued 300,000 5-year warrants to purchase the Company's Common Stock at an exercise price of $1.00 per share (See Note 5).

                              There were no exercises of non-redeemable warrants during the years ended December 31, 2001 and 2000. Warrants that expired in May 2001 were issued to a principal shareholder of the Company, of which 66,667 were issued in connection with a promissory note and 133,333 were issued as consideration for consulting services. A total of 266,667 warrants that expired in October 2001 were issued with the $10 convertible preferred stock (see Note 10). All of the warrants that expire November 2002 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note. All of the warrants which expire January 2002, June 2002 and January 2005, were issued in connection with the conversion of 8% preferred stock to common stock (see Note 10).

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


13. Income Taxes              The Company has a deferred tax asset amounting to
                              approximately $8.3 million at December 31, 2001, principally relating to net operating loss carryforwards and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of carryforwards giving rise to uncertainty as to whether the deferred tax asset is realizable. No amount of current or deferred federal or state income tax is presented.

                              As of December 31, 2001, the Company had net operating loss income tax carryforwards of approximately $15.4 million, which expire in the years 2007 through 2020.

                              The Company recorded a provision of approximately $163,000 for state and local income taxes for the year ended December 31, 2001.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


14. Recent Accounting         In June 2001, the Financial Accounting Standards
    Standards                 Board finalized FASB Statements No. 141, Business
                              Combinations (SFAS 141), and No. 142, Goodwill and
                              Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                              SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS
                              142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $262,682 and other intangible assets is $525,469. Amortization expense relating to the above goodwill during the year ended December 31, 2001 was approximately $36,000. The Company intends to complete the transitional goodwill impairment test within six months from the date of adoption. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations is not expected to be material.

                              In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of January 1, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


15. Sale of Subsidiaries      On April 30, 2001, NCI completed the sale of
                              substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and
                              South Shore Publishers, Inc. ("Nassau") to NCN
                              Acquisition LLC for $450,000, resulting in a net loss of approximately $525,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued and unpaid interest is payable on each of the first and second anniversary dates. The outstanding balance of $175,000 plus accrued and unpaid interest is payable on the third anniversary date. The note is secured by all of the assets of NCN Acquisition
                              LLC.

                              On August 3, 2001, NCI completed the sale of
                              Manhattan Newspaper Group ("Manhattan") to
                              Manhattan Media Corp. for $910,000 resulting in a net loss of approximately $375,000. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance is payable on each of the first and second anniversary dates. The current principal payment due is included in other current assets on the consolidated balance sheet. The remaining principal balance of the note together with all other amounts including accrued interest is payable by Manhattan Media Corp. to the Company on August 3, 2004. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group.

                              Revenues for Nassau and Manhattan for the year ended December 31, 2001 aggregated approximately $2,209,000.

                              On June 15, 2000, the Company completed the sale of substantially all of the assets and liabilities of the Parkchester Publishing Co., Inc. ("Bronx Press Review") to Metro North Media, Inc., for $326,000 resulting in a net gain on the sale of $39,478. As part of the proceeds, the Company received a non-interest bearing note receivable of $126,000 due in equal installments over the next three years. This note is secured by certain assets and revenue streams of Metro North Media, Inc.

                                                       News Communications, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


                              On December 12, 2000, the Company completed the sale of Brooklyn Newspaper Publishing, Inc. ("Brooklyn") to Metro Multi Media Corp. for $240,000, resulting in a net loss of $43,976.

                              Revenues for the Bronx Press Review and Brooklyn for the years ended December 31, 2000 aggregated approximately $1,573,000.