Form 10QSB
period 2002-03-31
NEWS COMMUNICATIONS INC
filed 2002-05-15
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the quarterly period ended - March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from
                                             --------------------------

                         Commission File Number 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       13-3346991
-------------------------------             -----------------------------------
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

                      ------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             --    --

The number of shares of common stock outstanding as of May 14, 2002 was 10,685,811.

       Transitional Small Business Disclosure Format (check one) Yes     No X
                                                                     ---   ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                PAGE
PART I.      Financial Information

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheet
             at March 31, 2002.................................................. 3

             Unaudited Consolidated Statements of Operations
             for the three months ended March 31, 2002 and 2001................. 4

             Unaudited Consolidated Statements of Cash Flows for
             the three months ended March 31, 2002 and 2001..................... 5

             Notes to Consolidated Financial Statements......................... 6

   Item 2.   Management's Discussion and Analysis
             or Plan of Operation............................................... 8

  PART II.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K...................................12

Signatures......................................................................13

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS
                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2002
                                   (Unaudited)

Assets:
Current assets:
  Cash                                                                                     $    532,607
  Accounts receivable - net of allowance for
     doubtful accounts of $1,209,792                                                          1,443,867
Other                                                                                           182,791
                                                                                           ------------
  Total current assets                                                                        2,159,265
Restricted cash                                                                                 102,781
Notes receivable                                                                                675,000
Property and equipment at cost - net                                                            535,782
Intangible assets - net                                                                         770,338
Other - net                                                                                     107,128
                                                                                           ------------
Total assets                                                                               $  4,350,294
                                                                                           ============
Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                                                                         $    785,632
  Accrued expenses                                                                            1,082,677
  Income taxes payable                                                                           34,575
  Unearned revenue                                                                              133,336
  Capital leases, current portion                                                                16,102
  Due to related parties                                                                        217,117
  Other current liabilities                                                                     300,000
                                                                                           ------------
  Total current liabilities                                                                   2,569,439
Capital leases, net of current portion                                                           30,862
                                                                                           ------------
Total liabilities                                                                             2,600,301
Minority interest                                                                               687,438
Stockholders' equity:
  Preferred stock, $1.00 par value; 500,000 shares authorized: 192,535 shares
  issued and outstanding: $2,044,500 aggregate liquidation value                                192,535
  Common stock, $.01 par value; authorized 100,000,000
  shares; 10,844,144 shares issued and 10,685,811 outstanding                                   108,441
  Paid-in-capital preferred stock                                                             1,703,349
  Paid-in-capital common stock                                                               25,550,672
  Deficit                                                                                   (26,000,713)
                                                                                           ------------
                                                                                              1,554,284
  Less: Treasury stock, (158,333 common shares) - at cost                                      (491,729)
                                                                                           ------------
Total stockholders' equity                                                                    1,062,555
                                                                                           ------------
Total liabilities and stockholders' equity                                                 $  4,350,294
                                                                                           ============



See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Three Months Ended
                                                          ------------------------------------
                                                          March 31, 2002        March 31, 2001
                                                          ------------------------------------
                                                                     (Unaudited)
Net revenues                                               $ 2,489,107           $  3,345,848
                                                           -----------           ------------
Expenses:
 Editorial                                                     275,876                417,351
 Production and distribution                                   683,152              1,194,805
 Selling                                                       642,569                897,108
 General and administrative                                  1,257,040              1,632,582
 Asset impairment charge                                             0                400,000
 Depreciation and amortization                                  60,725                124,817
                                                           -----------           ------------
 Total expenses                                              2,919,362              4,666,663
                                                           -----------           ------------
Loss before interest, minority
 interest in income of subsidiary and taxes                   (430,255)            (1,320,815)

Interest income (expense), net                                   4,693                (21,013)
Minority interest in income of subsidiary                      (45,000)               (32,499)
                                                           -----------           ------------
Net Loss before Taxes                                         (470,562)            (1,374,327)

Provision for income taxes                                     (27,500)                  (100)
                                                           -----------           ------------
Net Loss                                                   $  (498,062)          $ (1,374,427)
                                                           ===========           ============
Net loss per common share -
  basic and diluted                                             ($0.05)                ($0.16)
                                                           ===========           ============
Weighted average number of common
  shares outstanding - basic and diluted                    10,685,811              8,470,536
                                                           ===========           ============


See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                       For the three months ended March 31

                                                                     2002              2001
                                                                 -----------------------------
                                                                           (Unaudited)
Cash flows from operating activities:
Net Loss                                                         $(498,062)        $(1,374,427)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                    60,725             124,817
   Provision for doubtful accounts                                  77,200             129,343
   Minority interest                                                45,000              32,499
   Asset impairment charge                                               0             400,000
   Changes in assets and liabilities:
   (Increase) decrease in:
   Accounts receivable                                               2,755             206,109
   Other current assets                                              7,946             (17,331)
   Restricted cash                                                    (476)                  0
   Other assets                                                     16,318              12,745
  Increase (decrease) in:
   Accounts payable and accrued expenses                           212,198             195,396
   Other liabilities                                                25,110                   0
   Related party payable                                             3,945              23,738
                                                                 -----------------------------
Net cash used in operating activities                              (47,341)           (267,111)
Cash flows used in investing activities:
 Capital expenditures                                              (12,250)           (235,820)
                                                                 -----------------------------
Cash flows from financing activities:
 Payment of capital lease obligations                               (4,025)             (4,025)
 Proceeds from related party note payable                                0             200,000
 Dividend on preferred stock                                          (282)               (282)
                                                                 -----------------------------
Net cash provided by (used in) financing activities                 (4,307)            195,693
                                                                 -----------------------------
Net decrease in cash                                               (63,898)           (307,238)
Cash, beginning of period                                          596,505             694,390
                                                                 -----------------------------
Cash, end of period                                              $ 532,607         $   387,152
                                                                 =============================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $   5,423         $       941
Cash paid during the period for income taxes                        29,841              48,053



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

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 and the related audited financial statements included therein.

B. Loss per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of 752,235 options and 3,432,222 warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2002 and 2001.

C. New Authoritative Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company adopted SFAS 141 on July 1, 2001.

As of January 1, 2002, the Company adopted SFAS 142, which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill is $262,682 and other intangible assets is $507,656. Amortization expense relating to the above goodwill during the year ended December 31, 2001 was approximately $36,000. The Company is in the process of completing the first step of the transitional goodwill impairment test and intends to complete the test within six months from the date of adoption. Any impairment as a result of the impairment test would be recognized as of the first quarter of 2002.

The impact of goodwill amortization on first quarter of 2001 net loss and loss per common share was $21,523 and $.003, respectively. Had the Company adopted SFAS 142 on January 1, 2001, first quarter 2001 net loss would have been ($1,352,904), and the loss per common share would have been ($.16). The Company continues to amortize intangible assets that have finite lives (see Note D).

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002, and the adoption of the Statement has had no impact on the Company's financial position or results of operations.

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:

                                     Cost              Amortization              Net
                                   ---------           ------------           --------
      Goodwill                       712,359               449,677             262,682
      Trade names                  1,425,000               917,344             507,656
                                   ---------             ---------            --------
                                   2,137,359             1,367,021             770,338
                                   =========             =========            ========


The aggregate trade names amortization expense for the next five years is estimated to be $71,250 per year.

E. Subsequent Event:

    Effective on May 14, 2002, the controlling shareholders extended the date of May 15, 2002 to June 28, 2002, by which a plan pursuant to which the Company would become a private company could be proposed. This was pursuant to a Letter Agreement, dated May 8, 2001, between the Company, James A. Finkelstein and holders of a majority of the Company's outstanding shares, wherein these controlling shareholders agreed, subject to certain conditions, to vote in favor of consummating a plan pursuant to which the Company would become a private entity, if such plan were as described in the Letter Agreement and if such plan were proposed before May 15, 2002. Such transaction, if consummated, would result in Mr. Finkelstein owning a majority of the shares of NCI.

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

News Communications, Inc. is an established publisher of various weekly advertiser-supported newspapers in the New York metropolitan area and related targeted audience publications such as Dan's Papers in the Hamptons and The Hill in Washington D.C., which covers congressional news and events. As of March 31, 2002 we published 6 weekly newspapers (Dan's Papers, Montauk Pioneer, The Hill, Queens Tribune, Western Queens Tribune, Press of Southeast Queens).

NCI Critical Accounting Policies

         The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles.

         Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 76% of revenues from continuing operations are from display advertising sales and 18% is from classified advertising sales. Unearned revenues of approximately $133,000 at March 31, 2002 represent future classified advertisement for which customers have paid in advance.

         Allowance for Uncollectible Accounts Receivable. The preparation of financial statements requires management to make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1.4 million, net of allowance for doubtful accounts at March 31, 2002.

         Long-Lived Assets. Long-lived assets such as intangibles and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than the loss on sale of subsidiaries, no impairment losses have been necessary through March 31, 2002.

         Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $8.3 million as of March 31, 2002. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes and the federal alternative minimum tax) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carry forward would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Results of Operations:

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31,
2001

Revenues

Primarily due to the sale of several business units, revenues for the first quarter of 2002 decreased 26% to $2,489,107 compared with $3,345,848 in the first quarter of 2001. Excluding results from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), overall revenue increased $287,793, or 13%, compared with the three months ended March 31, 2001. Variances in specific revenue categories excluding revenues from sold businesses for the three month period are as follows: Display advertising, which represented 76% of total revenues, increased by 12% to $1,896,760 in the first quarter of 2002 from $1,692,456 in the first quarter of 2001. Classified advertising increased 24%, and commercial printing increased 29%.

Among our individual operating units, total revenues for The Hill were 19% higher in the first quarter of 2002 compared to the first quarter of 2001 primarily because of strong display advertising performance. Revenues for Dan's Papers were 34% higher with significant increases in both display and classified advertising of 23% and 61%, respectively. Revenues for the Queens Tribune were down 6%, due primarily to display advertising, however revenues from commercial printing increased 29%.

Operating Expenses

Operating expenses for the first quarter of 2002 were $2,919,362, a decrease of 37%, primarily due to the sale of several business units, compared with operating expenses of $4,666,663 during the first quarter of 2001. As a result of a contract we entered into during the first quarter of 2001 for the sale of the assets of Nassau Newspaper Group, an asset impairment charge of $400,000 was recognized in the first quarter of 2001 to adjust the value of intangible assets. Excluding this impairment charge and the operating expenses from sold businesses (Nassau and Manhattan newspapers that were sold in April and August
2001), operating expenses for the first quarter of

2002 increased $61,291, or 2%, from $2,858,071 during the three months ended March 31, 2001 compared to $2,919,362 for the three months ended March 31, 2002.

Variances in specific expense categories, excluding the sold businesses, were as follows: editorial, production and distribution expenses were 25% lower for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 because of manufacturing and distribution cost efficiencies at Dan's Papers and Queens Tribune. Selling expenses were 14% higher for the three months ended March 31, 2002 compared to the same quarter in the previous year because of increased sales commissions driven by strong advertising sales growth at The Hill and Dan's Papers and new development costs at The Hill. General and administrative expenses were essentially flat with an increase of 3% for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Depreciation and amortization decreased by $38,875 or 39% primarily due to the adoption of SFAS 142.

Provision for Income Taxes

The Company recorded a provision of $27,500 for state and local income taxes for the first quarter of 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of 2002, historically the Company's weakest quarter, improved by $813,965 from a loss of $1,228,497 in the first quarter of 2001 to a loss of $414,532 in the first quarter of 2002. This variance was due in part to strong growth in advertising sales, manufacturing and distribution cost efficiencies, the completion in August 2001 of the sale of subsidiaries that have historically lost money, a concentration on core products, and a one-time asset impairment charge in the first quarter of 2001 of $400,000. Excluding the impairment charge, the improvement was $413,965. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

EBITDA, excluding the losses of the sold businesses, for the first quarter of 2002 improved by $575,176, to a loss of $414,532, compared to an operating loss of $989,708 for the same period in 2001. This is primarily attributed to the revenue gains of $287,793, a decrease in manufacturing and distribution costs of $15,426, offset by a moderate increase in selling expenses of $78,883 and in general and administrative of $36,709, and the $400,000 asset impairment charge in the first quarter of 2001.

Net loss for the first quarter of 2002 decreased $876,365 to $498,062 from a net loss of $1,374,427 for the first quarter of 2001. This is due largely to the net losses of $268,000 generated in the first quarter of 2001 by subsidiaries that were sold, revenue gains of approximately $288,000 in the first quarter of 2002, and a $400,000 impairment charge in the first quarter of 2001. Additionally, approximately $79,000 was attributed to higher selling and administrative costs. The $.05 loss per share in the first quarter of 2002 improved from a $.16 loss per share in the first quarter of 2001.

Liquidity and Capital Resources

         Cash as of March 31, 2002 was $532,607, excluding restricted cash of $102,781, compared with $387,152 for the same period in 2001.

         During 2001 we sold subsidiaries that historically did not generate positive cash flow. Additionally, the Company implemented cash management improvements in the fourth quarter of

2001 and is now realizing increased cash flow compared to the previous year. As of March 31, 2002, cash used in operating activities was approximately $47,000 compared with cash used in operating activities as of March 31, 2001 of approximately $267,000. Management believes that with its existing cash position and the increased cash flow due to the increasing strength of our businesses and the increased cash flow due to the seasonality of our businesses during the second and third quarters, we will have sufficient working capital to fund our operations for the next twelve months.

         Capital expenditures were $12,250 and payments on capital leases were $4,025 during the first quarter of 2002.

         As of March 31, 2002, we had current assets of $2,159,265 including cash of approximately $533,000. At March 31, 2002 we had an excess of current liabilities over current assets in the amount of approximately $410,000. Historically, the first quarter is the weakest for the Company and increased cash flow in the second and third quarter will reflect the seasonality of our business.

                                     PART II
                                OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

               None


         (b) Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 15, 2002            By: /s/  James  A. Finkelstein
                                  ---------------------------------------------
                                       James A. Finkelstein, President




Date: May 15, 2002            By: /s/  E. Paul Leishman
                                  ---------------------------------------------
                                       E. Paul Leishman, Chief Financial Officer