Form 10QSB
period 2002-06-30
NEWS COMMUNICATIONS INC
filed 2002-08-19
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ________________

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

                                 (212) 689-2500
                                  --------------
                           (Issuer's telephone number)

                  --------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                ---     ---

The number of shares of common stock outstanding as of July 22, 2002 was 10,686,411.

   Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                                  ---    ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                        TABLE OF CONTENTS

                                                                          PAGE
PART I.            Financial Information
   Item 1.         Financial Statements

                   Unaudited Consolidated Balance Sheet
                   at June 30, 2002.......................................  3

                   Unaudited Consolidated Statements of
                   Operations for the three and six months ended
                   June 30, 2002 and 2001.................................  4

                   Unaudited Consolidated Statements of Cash
                   Flows for the six months ended
                   June 30, 2002 and 2001.................................  5

                   Notes to Consolidated Financial Statements.............  6

   Item 2.         Management's Discussion and Analysis
                   or Plan of Operation...................................  9

PART II.           Other Information

   Item 5.         Other Information...................................... 15

   Item 6.         Exhibits and Reports on Form 8-K....................... 15


Signatures................................................................ 16

                                     PART I
                              Financial Information

                          ITEM 1 - Financial Statements

                   News Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of June 30, 2002
                                   (Unaudited)


     Assets:
     Current assets:
     Cash                                                                            $    670,192
     Accounts receivable - net of allowance for doubtful accounts of $1,223,694         1,587,616
     Other                                                                                223,996
                                                                                     ------------
       Total current assets                                                             2,481,804

     Restricted Cash                                                                      103,600
     Notes Receivable                                                                     675,000
     Property and equipment at cost- net                                                  507,873
     Intangible assets - net                                                              752,526
     Other - net                                                                           82,111
                                                                                     ------------
     Total assets                                                                    $  4,602,914
                                                                                     ============

     Liabilities and stockholders' equity:
     Current liabilities:
       Accounts payable                                                              $    991,247
       Accrued expenses -
                  Payroll                                                                 472,240
                  Other                                                                   548,540
       Income Taxes Payable                                                                39,075
       Unearned revenue                                                                   125,084
       Due to related parties                                                             221,106
       Capital leases, current portion                                                     16,102
       Other current liabilities                                                          125,000
                                                                                     ------------
       Total current liabilities                                                        2,538,394

     Capital leases, net of current portion                                                25,494
                                                                                     ------------
     Total liabilities                                                                  2,563,888

     Minority interest                                                                    723,438

     Stockholders' equity:
     Preferred stock, $1.00 par value; 500,000 shares authorized: 192,534 shares
     issued and outstanding: $2,044,500 aggregate liquidation value                       192,534
     Common stock, $.01 par value; authorized 100,000,000 shares; 10,844,744
     shares issued and 10,686,411 outstanding                                             108,447
      Paid-in-capital preferred stock                                                   1,703,344
      Paid-in-capital common stock                                                     25,550,672
      Accumulated deficit                                                             (25,747,680)
     Less: Treasury stock, (158,333 common shares) - at cost                             (491,729)
                                                                                     ------------
     Total stockholders' equity                                                         1,315,588
                                                                                     ------------
     Total liabilities and stockholders' equity                                      $  4,602,914
                                                                                     ============


See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                    Unaudited


                                                          Three Months Ended               Six Months Ended
                                                    -----------------------------    ----------------------------
                                                    June 30, 2002   June 30, 2001    June 30, 2002  June 30, 2001
                                                    --------------  -------------    -------------  -------------
Net revenues                                           $ 3,640,194    $ 4,460,144      $ 6,129,302    $ 7,805,992
                                                       ------------   -----------      -----------  -------------

Expenses:
 Editorial                                                 292,402        410,045          568,278        827,396
 Production and distribution                               977,692      1,481,616        1,663,847      2,676,421
 Selling                                                   727,406        935,761        1,371,225      1,832,869
 General and administrative                              1,254,931      1,706,841        2,507,722      3,339,423
 Asset impairment charge                                         0        250,000                0        250,000
 Depreciation and amortization                              61,026         98,669          121,750        223,486
                                                       -----------    -----------      -----------  -------------

Total expenses                                           3,313,457      4,882,932        6,232,822      9,149,595
                                                       -----------    -----------      -----------  -------------
Income (loss) before interest, minority interest in
income of subsidiary and taxes                             326,737       (422,788)        (103,520)    (1,343,603)

Gain (loss) on sale of  subsidiary                               0       (145,934)               0       (545,934)
                                                       -----------    -----------      -----------  -------------

Income (loss) before interest, interest in income of
subsidiary and taxes                                       326,737       (568,722)        (103,520)    (1,889,537)

Interest income (expense), net                               4,080        (21,664)           8,773        (42,677)
Minority interest in income of subsidiary                  (36,000)       (32,499)         (81,000)       (64,998)
                                                       -----------    -----------      -----------  -------------

Net income (loss) before taxes                             294,817       (622,885)        (175,747)    (1,997,212)

Provision  for income taxes                                 41,500          4,850           69,000          4,950
                                                       -----------    -----------      -----------  -------------

Net income (loss)                                      $   253,317      ($627,735)       ($244,747)   ($2,002,162)
                                                       ===========    ===========      ===========  =============

Net income (loss) per share - basic and diluted              $0.02         ($0.07)          ($0.02)        ($0.23)
                                                       ===========    ===========      ===========  =============
Weighted average number of common shares
outstanding - basic and diluted                         10,686,114      9,122,147       10,685,963      8,798,141
                                                       ===========    ===========      ===========  =============


See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                     Six Months Ended
                                                             ---------------------------------
                                                              June 30, 2002   June 30, 2001
                                                             ---------------------------------
                                                                        Unaudited
                                                             ---------------------------------
Cash flows from operating activities:
 Net Loss                                                         ($244,747)    ($2,002,162)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                    121,750         223,486
   Provision for doubtful accounts                                  222,600         332,843
   Minority interest                                                 81,000          64,998
   Loss on sale of subsidiary                                             0         545,934
   Asset impairment charge                                                0         250,000
 Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                            (286,394)       (602,199)
    Other current assets                                            (33,259)         24,990
    Restricted cash                                                  (1,295)              0
    Other assets                                                     41,335          27,992
  Increase (decrease) in:
    Accounts payable and accrued expenses                           355,916         131,936
    Other liabilities                                                21,358           5,983
    Related party payable                                             7,934               0
                                                                  ---------     -----------
Net cash provided by (used in) operating activities                 286,198        (996,199)
                                                                  ---------     -----------
Cash flows from investing activities:
 Capital expenditures                                               (27,554)       (360,169)
 Proceeds from sale of subsidiary                                         0         275,000
                                                                  ---------     -----------
Net cash used in investing activities                               (27,554)        (85,169)
                                                                  ---------     -----------
Cash flows from financing activities:
 Payment of capital lease obligations                                (9,393)         (9,915)
 Payment of other current liabilities                              (175,000)              0
 Net Proceeds issuance of common stock and warrants                       0         750,000
 Proceeds from issuance of related party note payable                     0         500,000
 Payment of related party note payable                                    0        (304,011)
 Dividend on preferred stock                                           (564)           (564)
                                                                  ---------     -----------
Net cash provided by (used in) in financing activities             (184,957)        935,510
                                                                  ---------     -----------
Net increase (decrease) in cash                                      73,687        (145,858)
Cash, beginning of period                                           596,505         694,390
                                                                  ---------     -----------
Cash, end of period                                                $670,192        $548,532
                                                                  =========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                             $2,420         $45,682
Cash paid during the period for income taxes                         66,841               0
Non-cash activities:
Purchases of equipment under capital leases                               0          44,750
Conversion of related party notes payable and accrued
interest to common stock                                                  0      (1,196,169)
Disposal of assets - notes receivable                                     0         175,000
Stock subscription receivable                                             0         250,000

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended June 30, 2001 and six months ended June 30, 2002

For the three months ended June 30, 2002, options to purchase 752,325 shares of common stock, warrants to purchase 3,415,873 shares of common stock, convertible preferred shares convertible into 752,645 shares of common stock, and convertible notes convertible into 221,107 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares. These options and warrants, which expire from November 11, 2002 through November 28, 2015, were all outstanding at June 30, 2002.

C. Recently Issued Accounting Standards:

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

As of January 1, 2002, the Company adopted SFAS 142 which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of goodwill is $262,682 and other intangible assets is $489,844. Amortization expense relating to the above goodwill during the year ended December 31, 2001 was approximately $59,000. The Company completed its first fair value-based goodwill impairment test, which resulted in no impairment losses being recorded.

The impact of goodwill amortization on second quarter of 2001 and year to date June 30, 2001 net loss and loss per common share was $18,418 and $0.002 and $39,941 and $0.004, respectively. Had the Company adopted SFAS 142 on January 1, 2001, second quarter 2001 net loss would have been ($609,317), and the loss per common share would have been unchanged ($0.07), year to date June 30, 2001 net loss would have been ($1,962,221) and the loss per common share would have been ($0.22). The Company continues to amortize intangible assets that have finite lives (see Note D).

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of January 1, 2002, and the adoption of the Statement has had no impact on the Company's financial position and results of operations.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 updates, clarifies, and simplifies existing accounting pronouncements. The Company is currently evaluating the provisions of this statement.

In July 2002, FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of this statement.

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:



                                     Cost              Amortization            Net
                                  ----------           ------------          --------
      Goodwill                    $  712,359            $  449,677           $262,682
      Trade names                  1,425,000               935,156            489,844
                                  ----------            ----------           --------
                                  $2,137,359            $1,384,833           $752,526
                                  ==========            ==========           ========


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

News Communications, Inc. is an established publisher of various weekly advertiser-supported newspapers. As of June 30, 2002, we published 6 weekly newspapers (The Hill, Dan's Papers, Montauk Pioneer, Queens Tribune, Western Queens Tribune, Press of Southeast Queens).

NCI Critical Accounting Policies

         The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles.

         Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 78% of revenues from continuing operations are from display advertising sales and 16% is from classified advertising sales. Unearned revenues of approximately $125,000 at June 30, 2002 represent future classified advertisement for which customers have paid in advance.

         Allowance for Uncollectible Accounts Receivable. The preparation of financial statements requires management to make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1.6 million, net of allowance for doubtful accounts at June 30, 2002.

         Long-Lived Assets. Long-lived assets such as intangibles and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than the loss on sale of subsidiaries, no impairment losses have been necessary through June 30, 2002.

         Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward of approximately $15.6 million as of June 30, 2002. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes and the federal alternative minimum tax) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carry forward would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.


Results of Operations:

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

Revenues

Primarily due to the sale of several business units, revenues for the second quarter of 2002 decreased 18% to $3,640,194 compared with $4,460,144 in the second quarter of 2001. Excluding revenues from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), overall revenue increased $74,561 or 2%, compared with the three months ended June 30, 2001. Variances in specific revenue categories excluding revenues from sold businesses for the three month period are as follows: display advertising, which represented 79% of total revenues, declined by 3% to $2,897,153 in the second quarter 2002 from $2,976,211 in the second quarter of 2001 and classified advertising increased 25% to $1,002,850 compared to $804,846 in 2001. The dollar variance in other revenue categories was relatively small with legal notice advertising declining 47% and commercial printing increasing 49%.

Among our individual operating units, total revenues for Dan's Papers were essentially flat with strong classified performance, revenues for The Hill were 4% higher in the second quarter of 2002 compared to the second quarter of 2001 due to stronger display performance, and revenues for the Queens Tribune were 2% higher in the second quarter of 2002 driven by classified advertising and commercial printing.

Operating Expenses

Operating expenses for the second quarter of 2002 were $3,313,457, a decrease of 32%, primarily due to the sale of several business units, compared with operating expenses of $4,882,932 during the second quarter of 2001. As a result of a contract we entered into during the second quarter of 2001 for the sale of the stock of the Manhattan Newspaper Group, an asset impairment charge of $250,000 was recognized in the second quarter of 2001 to adjust the value of intangible assets. Excluding this impairment charge and the operating expenses from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), operating expenses for the second quarter of 2002 decreased $299,978 or 8% from $3,613,435 during the three months ended June 30, 2001 to $3,313,457 for the three months ended June 30, 2002.

Variances in specific expense categories, excluding the sold businesses, were as follows: editorial, production and distribution expenses were 41% lower for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 because of the cost savings from a change in the production schedule for glossy inserts at Dan's Papers. Selling expenses were 4% higher for the three months ended June 30, 2002 compared to the same quarter in the previous year because of commissions related to the advertising sales growth at Dan's Papers and at The Hill. General and administrative expenses declined 9% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

Provision for Income Taxes

The Company recorded a provision of $41,500 for state and local income taxes for the second quarter of 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the second quarter of 2002, improved by $708,381 from a loss of $356,618 in the second quarter of 2001 to a profit of $351,763 in the second quarter of 2002. This variance was due in part to losses generated in the second quarter of 2001 by the businesses that were sold and strong growth in classified advertising sales, which was partially offset by a small decline in display advertising revenues. The variance was also favorably affected by lower production and distribution costs and lower general and administrative costs. The Company completed the sale of businesses that have historically lost money in August 2001. EBITDA for the remaining operating units of the Company improved. Additionally, a one-time asset impairment charge was recorded in the second quarter of 2001 of $250,000. Excluding the impairment charge, the improvement was $458,381. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

EBITDA, excluding the losses of the sold businesses and the impairment charge, for the second quarter of 2002 improved by $340,518, to a profit of $351,763 compared to a profit of $11,245 for the same period in 2001. This is primarily attributed to revenue gains of $74,561, a decrease in editorial and manufacturing and distribution costs of $181,299, and a decrease in selling, general and administrative costs of approximately $82,159.

The net income improved $881,052 in the second quarter to a net profit of $253,317 compared with net loss of $627,735 in the second quarter of 2001. This is due in part to the net losses of $133,955 generated in the second quarter of 2001 by subsidiaries that were sold and the impairment charge of $250,000 that was recorded in the second quarter of 2001. Excluding the losses of sold companies and the impairment charge, the improvement was $497,097. This was attributed to revenue gains of $74,561, production and distribution cost savings of $181,299, reduction in selling, general and administrative costs of $82,159, the loss of $145,934 on sale of the Nassau newspapers that exceeded the estimated loss that was accrued in the first quarter of 2001 as an impairment charge of $400,000, reduced depreciation and amortization expense of $30,520, and lower interest expense of $25,402. State and local income taxes on profitable operations were $37,166 higher in the second quarter of 2002 compared to the second quarter of 2001.

On a per share basis, the net income was $0.02 compared with net loss of $0.07 in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

Revenues

Primarily due to the sale of business units, revenues for the first six months of 2002 decreased $1,676,690 or 21% to $6,129,302 from $7,805,992 in the first six months of 2001. Excluding revenues from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), overall revenue increased $362,356 or 6% from the first six months of 2001 due to strong display advertising sales in the first quarter and continued strength in classified advertising sales in the second quarter. Variances in specific revenue categories excluding the revenues from sold businesses are as follows: display advertising increased 3% to $4,793,912 in 2002 from $4,668,667 in 2001 and classified advertising increased 25% to $1,002,850 in 2002 compared to $804,846 in 2001. The dollar variance in other revenue categories was relatively small with legal notice advertising decreasing 41% and commercial printing increasing 25%.

Among the individual operating units, classified revenue at Dan's Papers increased 42% for the first six months of 2002 compared with the first six months of 2001, however display advertising was flat. Total revenues for The Hill were 10% higher in the six months of 2002 compared to 2001 primarily because of strong display advertising performance. Revenues for The Queens Tribune's declined 2%.

Operating Expenses

Operating expenses during the first six months of 2002 were $6,232,822 a decrease of 32%, primarily due to the sale of several business units, compared with $9,149,595 during the first six months of 2001. Excluding expenses from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), operating expenses decreased $484,651 or 7% to $6,232,822 from $6,717,473 in 2001.

Variances in specific expense categories excluding sold businesses are as follows: editorial, production and distribution expenses declined 33% largely due to the reduced production schedule at Dan's for glossy inserts in the second quarter; selling expenses were up 9% reflecting higher advertising sales commissions at Dan's and The Hill and new development costs at The Hill; general and administrative expenses decreased 3%, and depreciation and amortization decreased by $69,394 or 36% primarily due to the adoption of SFAS 142.

Provision for Income Taxes

The Company recorded a provision of $69,000 for state and local income taxes for the first six months of 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the first six months of 2002 improved by $1,122,345 from a loss of $1,185,115 in the first six months of 2001 to a loss of $62,770 in the first six months of 2002. This favorable variance was due in part to strong growth in advertising sales, production and distribution cost efficiencies, the completion in August 2001 of the sale of subsidiaries that have historically lost money, a concentration on core products, and a one-time asset impairment charge in the second quarter of 2001 of $250,000. Excluding the impairment charge, the improvement was $872,345. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

EBITDA, excluding the losses of the sold businesses and the impairment charge, for the first six months of 2002 improved by $511,611 to a loss of $62,771 compared to loss of $574,382 for the same period in 2001. This is primarily attributed to the revenue gains of $362,356, a decrease in editorial, production and distribution costs of $191,453, and a decrease in administrative and other costs of approximately $67,451. Selling expenses increased approximately $109,660.

Net loss for the first six months of 2002 decreased $1,757,415 to $244,747 from a net loss of $2,002,162 for the first six months of 2001. This is due in part to the net losses of approximately $402,000 generated in the first six months of 2001 by subsidiaries that were sold. Additionally, the improvement is due to revenue gains of approximately $362,356 in the first six months of 2002, a decrease in editorial, production and distribution of $191,453, an increase in selling expenses of $109,660, a decrease in general and administrative costs of approximately $83,464, an impairment charge in the second quarter of 2001 of $250,000 relating to the sale of the Manhattan newspapers, a loss on the sale of Nassau in the second quarter of 2001 of $545,934, a decrease in depreciation and amortization expenses of approximately $69,394, and a decrease in interest expense of approximately $25,045. Additionally, state and local income taxes on profitable operations in 2002 increased approximately $65,000 in the first six months of 2002.

The $0.02 loss per share in the first six months of 2002 improved from a $0.23 loss per share in the first six months of 2001.


Liquidity and Capital Resources

Cash as of June 30, 2002 was $670,192, excluding restricted cash of $103,600, compared with $442,340, excluding restricted cash of $106,192, for the same period in 2001.

During 2001 we sold subsidiaries that historically did not generate positive cash flow. Additionally, the Company implemented cash management improvements in the fourth quarter of 2001 and is now realizing increased cash flow compared to the previous year. Our business is seasonal and cash flow generally improves in the third quarter.


During the six months of 2002, total cash generated from operations was $286,198 compared with net cash used in operations in 2001 of $996,199. This was primarily attributed to a reduction of $1,757,415 in the net loss of $2,002,162 in 2001 to a net loss of $244,747 in 2002. Management believes that with the existing cash position, we will have sufficient working capital to fund our operations for the next twelve months.

Capital expenditures were $27,554. Cash used in financing activities was $184,957 and included payment of $175,000 to the former CEO and President relating to the stock purchase by the Company of 150,000 shares of the Company's common stock at $2 per share. The expense and the liability were recorded in December 2000 upon the termination of the former CEO and President. The balance of $125,000 at June 30, 2002 was paid over the months of July and August 2002.

As of June 30, 2002, we had current assets of approximately $2,482,000, including cash of approximately $670,000. At June 30, 2002 we had an excess of current liabilities over current assets in the amount of approximately $57,000.

                                     PART II
                                OTHER INFORMATION

Item 5. Other Information.

In connection with the preparation of this Report, as required by Section 906 of the Sarbanes-Oxley Act of 2002, each of James A. Finkelstein, the Company's President, and E. Paul Leishman, the Company's Chief Financial Officer, have certified that this quarterly report on Form 10-QSB fully complies with the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

None

          (b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 27, 2002. The following items were reported on such Form 8-K:

          1. Item 5. Other Events.

          2. Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 19, 2002                      By: /s/ James  A. Finkelstein
                                               -------------------------
                                                   James A. Finkelstein
                                                   President



Date: August 19, 2002                      By: /s/ E. Paul Leishman
                                               --------------------
                                                   E. Paul Leishman
                                                   Chief Financial Officer