Form 10QSB
period 2002-09-30
NEWS COMMUNICATIONS INC
filed 2002-11-22
CIK 794487

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended - September 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from
                                               ---------------

                         Commission File Number 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                     13-3346991
--------------------------------           -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                     2 Park Avenue, New York, New York 10016
                     ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 689-2500
                                  -------------
                           (Issuer's telephone number)

                            -------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---     ---
The number of shares of common stock outstanding as of November 14, 2002 was 10,186,411.

Transitional Small Business Disclosure Format (check one) Yes     No  X
                                                             ---     ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                              PAGE
PART I.            Financial Information

   Item 1.         Financial Statements

                   Unaudited Consolidated Balance Sheet
                   at September 30, 2002........................................ 3

                   Unaudited Consolidated Statements of
                   Operations for the three and nine months ended
                   September 30, 2002 and 2001.................................. 4

                   Unaudited Consolidated Statements of Cash
                   Flows for the nine months ended
                   September 30, 2002 and 2001.................................. 5

                   Notes to Consolidated Financial Statements................... 7

   Item 2.         Management's Discussion and Analysis
                   or Plan of Operation.........................................11

   Item 3.         Controls and Procedures......................................17

PART II.           Other Information

   Item 5.         Other Information............................................18

   Item 6.         Exhibits and Reports on Form 8-K.............................18

Signatures         .............................................................19

Certifications     .............................................................20




                                     PART I
                              Financial Information

                          ITEM 1 - Financial Statements

                   News Communications, Inc. and Subsidiaries
               Consolidated Balance Sheet as of September 30, 2002
                                   (Unaudited)


Assets:
Current assets:
Cash                                                                                   $    862,765
Accounts receivable - net of allowance
for doubtful accounts of $1,105,412                                                       1,514,326
Other                                                                                       185,033
                                                                                       ------------
  Total current assets                                                                    2,562,124

Restricted Cash                                                                             104,103
Notes Receivable                                                                            625,000
Property and equipment at cost- net                                                         498,301
Intangible assets - net                                                                   1,570,775
Other - net                                                                                  62,744
                                                                                       ------------
Total assets                                                                           $  5,423,047
                                                                                       ============

Liabilities and stockholders' equity:
Current liabilities:
  Accounts payable                                                                     $    876,607
  Accrued expenses -
             Payroll                                                                        545,719
             Other                                                                          576,785
  Note payable, current portion                                                               4,445
  Income Taxes Payable                                                                       11,043
  Unearned revenue                                                                          137,968
  Due to related parties                                                                    625,139
  Capital lease, current portion                                                             16,102
                                                                                       ------------
  Total current liabilities                                                               2,793,808
Due to related party,  net of current portion                                             1,200,000
Note payable, net of current portion                                                         17,781
Capital lease, net of current portion                                                        21,469
                                                                                       ------------
Total liabilities                                                                         4,033,058

Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 192,534 shares
issued and outstanding: $2,044,500 aggregate liquidation value                              192,534
Common stock, $.01 par value; authorized 100,000,000 shares; 10,844,744 shares
issued and 10,686,411 shares outstanding                                                    108,447
 Paid-in-capital preferred stock                                                          1,703,344
 Paid-in-capital common stock                                                            25,550,672
 Accumulated deficit                                                                    (25,673,279)
Less: Treasury stock, (158,333 common shares) - at cost                                    (491,729)
                                                                                       ------------
Total stockholders' equity                                                                1,389,989
                                                                                       ------------
Total liabilities and stockholders' equity                                             $  5,423,047
                                                                                       ============





See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                    Three Months Ended          Nine Months Ended
                                                      --------------------------------------------------------------------
                                                      Sept 30, 2002     Sept 30, 2001    Sept 30, 2002      Sept 30, 2001
                                                      --------------   --------------   ---------------   ----------------

Net revenues                                             $3,518,929       $3,713,486        $9,648,231        $11,519,480
                                                      --------------   --------------   ---------------   ----------------
Expenses:
 Editorial                                                  313,685          329,079           881,963          1,156,475
 Production and distribution                              1,062,461        1,286,211         2,726,308          3,962,630
 Selling                                                    760,321          746,112         2,131,546          2,578,981
 General and administrative                               1,206,932        1,197,461         3,714,654          4,537,038
 Depreciation and amortization                               63,092           79,476           184,842            302,962
                                                      --------------   --------------   ---------------   ----------------
Total expenses                                            3,406,491        3,638,339         9,639,313         12,538,086
                                                      --------------   --------------   ---------------   ----------------
Income (loss) before interest, minority
 interest in income of subsidiary and taxes                 112,438           75,147             8,918         (1,018,606)

Loss on sale of subsidiary                                        0          (96,621)                0           (892,555)
                                                      --------------   --------------   ---------------   ----------------
Income (loss) before interest, minority
 interest in income of subsidiary and taxes                 112,438          (21,474)            8,918         (1,911,161)

Interest income (expense), net                                4,829            5,002            13,602            (37,676)
Minority interest in income of subsidiary                   (40,500)         (32,499)         (121,500)           (97,497)
                                                      --------------   --------------   ---------------   ----------------
Net income (loss) before taxes                               76,767          (48,971)          (98,980)        (2,046,334)

Provision for income taxes                                    2,082           38,240            71,082             43,190
                                                      --------------   --------------   ---------------   ----------------
Net income (loss)                                           $74,685         ($87,211)        ($170,062)       ($2,089,524)
                                                      ==============   ==============   ===============   ================

Net income (loss) per share - basic and diluted               $0.01           ($0.01)           ($0.02)            ($0.22)
                                                      ==============   ==============   ===============   ================
Weighted average number of common shares
 outstanding - basic and diluted                         10,686,411       10,666,705        10,686,411          9,427,840
                                                      ==============   ==============   ===============   ================



See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                          Nine Months Ended
                                                             -------------------------------------------
                                                             September 30, 2002     September 30, 2001
                                                             -------------------------------------------
                                                                             Unaudited
                                                             -------------------------------------------
Cash flows from operating activities:
 Net Loss                                                           ($170,062)         ($2,089,524)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                      184,843              302,962
   Provision for doubtful accounts                                    321,700              412,244
   Minority interest                                                  121,500               97,497
   Loss on sale of subsidiary                                               0              892,555
Changes in assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                              (312,204)            (897,624)
    Other current assets                                                5,704               16,038
    Restricted cash                                                    (1,798)                   0
    Other assets                                                       60,702               32,266
  Increase (decrease) in:
    Accounts payable and accrued expenses                             342,998               51,890
    Other liabilities                                                   6,210              155,945
    Related party payable                                              11,967                    0
                                                                -----------------------------------
Net cash provided by (used in) operating activities                   571,560           (1,025,751)
                                                                -----------------------------------
Cash flows from investing activities:
 Capital expenditures                                                 (41,036)            (378,386)
 Proceeds from sale of subsidiary                                           0              635,000
                                                                -----------------------------------
Net cash provided by (used in) investing activities                   (41,036)             256,614
                                                                -----------------------------------
Cash flows from financing activities:
 Payment of capital lease obligations                                 (13,418)             (12,077)
 Payment of other current liabilities                                (300,000)                   0
Net proceeds from the issuance of common stock and warrants                 0              750,000
 Issuance of related party notes payable                                    0              509,139
 Payment of related party notes payable                                     0             (304,011)
 Collection of note receivable                                         50,000                    0
 Dividend on preferred stock                                             (846)                (846)
                                                                -----------------------------------
Net cash provided by (used in) financing activities                  (264,264)             942,205
                                                                -----------------------------------
Net increase in cash                                                  266,260              173,068
Cash, beginning of period                                             596,505              694,390
                                                                -----------------------------------
Cash, end of period                                                  $862,765             $867,458
                                                                ===================================


See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine Months Ended
                                                                --------------------------------------------
                                                                 September 30, 2002     September 30, 2001
                                                                --------------------------------------------
                                                                                Unaudited
                                                                --------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                          $3,894              $55,892
Cash paid during the year for income taxes                                      92,095                    0
Non-cash activities:
Purchases of equipment under capital leases                                          0               44,888
Purchase of automobile - debt incurred                                          22,226                    0
Purchase of minority interest - debt incurred                                1,600,000                    0
Conversion of related party notes payable and accrued
interest to common stock                                                             0           (1,196,169)
Disposal of assets - notes receivable                                                0              725,000



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

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended September 30, 2002 and September 30, 2001.

For the three months ended September 30, 2002, options to purchase 752,325 shares of common stock, warrants to purchase 3,415,873 shares of common stock, convertible preferred shares convertible into 752,645 shares of common stock, and convertible notes convertible into 221,107 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which, expire from November 11, 2002 through November 28, 2015, were all outstanding at September 30, 2002.

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

As of January 1, 2002, the Company adopted SFAS 142 that requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill is $1,098,744 and other intangible assets is $472,031. Amortization expense relating to goodwill during the year ended December 31, 2001 was approximately $59,000. The Company completed its first fair value-based goodwill impairment test, which resulted in no impairment losses being recorded.

The impact of goodwill amortization on third quarter of 2001 and year to date September 30, 2001 net loss and loss per common share was ($10,275) and ($0.001) and ($50,899) and ($0.005), respectively. Had the Company adopted SFAS 142 on January 1, 2001, third quarter 2001 net loss would have been ($76,936), and the loss per common share would have been unchanged ($0.01), year to date September 30, 2001 net loss would have been ($2,038,625) and the loss per common share would have been unchanged ($0.22). The Company continues to amortize intangible assets that have finite lives (see Note D).

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

D. Intangible Assets:

   A breakdown of Intangible Assets is as follows:

                                     Cost               Amortization             Net
                                     ----               ------------             ---
      Goodwill                    $1,548,421            $  449,677           $1,098,744
      Trade names                  1,425,000               952,969              472,031
                                   ---------             ----------         -----------
                                  $2,973,421            $1,402,646           $1,570,775
                                   =========             =========            =========

The trade names are attributed to Tribco, Inc. and will be written off to the gain on the sale of the business when recorded in the fourth quarter of 2002 (see Note G).

F. Acquisition of Minority Interest:

On September 23, 2002 the minority shareholder, a related party, of Dan's Papers Inc. ("Dan's") exercised an option to sell to NCI the 20% stock ownership that the party holds in Dan's at a purchase price of $1,600,000. Although the Company is finalizing the terms of the agreement, it is expected that $400,000 will be due and payable by NCI to the related party on November 25, 2002 and it is anticipated that the balance of $1,200,000 will be payable in equal installments of $600,000 plus interest at prime plus 1% on the first and second anniversaries of the put notice. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the minority interest occurred on January 1, 2001 and includes the add back of goodwill amortization for 2001 (see Note C):

                          Three Months Ended                      Nine Months Ended
                   --------------------------------      ---------------------------------
                   Sept 30, 2002      Sept 30, 2001      Sept 30, 2002       Sept 30, 2001
                   -------------      -------------      -------------       -------------
Net income (loss)     $115,185          $(44,437)          $(48,562)          $(1,941,128)

The acquisition of the minority interest is being accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141 and, as a result, the Company recorded the acquisition of the minority interest in the assets and liabilities of Dan's at their estimated fair values with the excess of the purchase price over these amounts being recorded as goodwill. Actual allocation of goodwill and other identifiable assets will be based on further studies and may change during the allocation period, generally one year following the date of the acquisition.

G. Subsequent Event:

On November 11, 2002, NCI completed the sale of substantially all of the assets and liabilities of Tribco Incorporated ("Queens") to Queens Tribune LLC for $1,115,000 resulting in a net gain of approximately $126,000. As part of the proceeds, the buyer paid cash of $318,333, surrendered 500,000 shares of common stock having a value of $410,000 based upon a price of $0.82 per share, and issued to NCI a note in the principal amount of $386,667 with interest of 5% per annum. The note is payable in installments of $135,000 plus accrued interest, $135,000 plus accrued interest, and $116,667 plus accrued interest on the first, second and third anniversary dates, respectively. The note is secured by all of the assets of Queens Tribune LLC.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers. As of September 30, 2002, we published 6 newspapers (The Hill, Dan's Papers, Montauk Pioneer, Queens Tribune, Western Queens Tribune, Press of Southeast Queens).

NCI Critical Accounting Policies

         The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles.

         Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Unearned revenues of approximately $138,000 at September 30, 2002 represent future classified advertisement for which customers have paid in advance.

         Allowance for Uncollectible Accounts Receivable. The preparation of financial statements requires management to make estimates of the collectability of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was approximately $1.5 million, net of allowance for doubtful accounts at September 30, 2002.

         Long-Lived Assets. Long-lived assets such as intangibles and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than the loss on sale of subsidiaries, no impairment losses have been necessary through September 30, 2002.

         Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL, carry forward of approximately $15.6 million as of September 30, 2002. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes and the federal alternative minimum tax) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carry forward would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Results of Operations:

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

Revenues

Primarily due to the sale of a business, revenues for the third quarter of 2002 decreased 5% or $194,557 to $3,518,929 compared with $3,713,486 in the third quarter of 2001. Excluding revenues from the sold business (Manhattan newspapers that were sold in August 2001), overall revenue was essentially flat, a decrease of $24,503 compared with the three months ended September 30, 2001. Variances in specific revenue categories for the three month period are as follows: display advertising, which represented 85% of total revenues, increased 1% to $2,999,337 in the third quarter 2002 compared with $2,961,879 in the third quarter of 2001 and classified advertising increased 23% to $391,814 compared to $319,617 in 2001. Commercial printing decreased 78% to $40,268 in the third quarter of 2002 compared to $185,996 in the third quarter of 2001. The dollar variance in other revenue was relatively small with a 15% increase to $87,511.

Among our individual operating units, total revenues for Dan's Papers increased 5% with strong performance in classified and modest growth in display advertising. Dan's Papers introduced a new magazine for specific events such as The International Hamptons Film Festival in the third quarter of 2002. Revenues for The Hill increased 2% reflecting gains in display and classified advertising and in subscription revenues for the third quarter of 2002 compared to the third quarter of 2001, and revenues for the Queens Tribune declined 18% in the third quarter of 2002 largely due to the decline in commercial printing which offset gains in display and classified advertising of 5% and 20%, respectively.

Operating Expenses

Operating expenses for the third quarter of 2002 were $3,406,491, a decrease of 6%, compared with operating expenses of $3,638,339 during the third quarter of 2001.

Excluding expenses from a sold business (Manhattan newspapers that were sold in August 2001), operating expenses for the third quarter of 2002 increased $43,530 or 1% from $3,362,961 during the three months ended September 30, 2001 to $3,406,491 for the three months ended September 30, 2002.

Variances in specific expense categories excluding the sold business, were as follows: editorial, production and distribution expenses were 9% lower for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 because of the cost savings from a change in the production schedule for glossy inserts at Dan's Papers and the lower commercial print costs at the Queens Tribune due to the decline in commercial print revenues. Selling expenses were 13% higher for the three months ended September 30, 2002 compared to the same quarter in the previous year because of commissions related to the advertising sales growth at Dan's Papers and marketing costs at Dan's Papers and The Hill. General and administrative expenses increased 9% for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to an increase in bad debt expense and higher legal and professional fees.

Provision for Income Taxes

The Company recorded a $2,082 provision for state and local income taxes for the third quarter of 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the third quarter of 2002, improved by $12,906 from a profit of $122,124 in the third quarter of 2001 to a profit of $135,030 in the third quarter of 2002. This variance was due in part to losses generated in the third quarter of 2001 by the businesses that were sold and growth in display and classified advertising sales, which was offset by a decline in commercial printing. The variance was also favorably affected by lower production and distribution costs. Selling and general and administrative costs increased. The Company completed the sale of businesses, one in April and one in August of 2001, that have historically lost money. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

EBITDA, excluding the operating loss of the sold business, for the third quarter of 2002 declined $82,170 to a profit of $135,030 compared to a profit of $217,200 for the same period in 2001. This is primarily attributed to a decrease in revenue of $24,503, an increase in selling expenses of $87,283, an increase in minority interest of $8,001, an increase in general and administrative costs of approximately $97,990. These were partially offset by a decrease in editorial and manufacturing and distribution costs of $135,615.

The net income improved $161,896 in the third quarter to a net profit of $74,685 compared with net loss of $87,211 in the third quarter of 2001. This is due in part to the net loss of $101,977 generated in the third quarter of 2001 by a subsidiary that was sold.

Excluding the net loss of the sold company, the improvement was $59,919. This was attributed to a decrease in production and distribution costs of $135,615, the loss of $96,621 on sale of the Manhattan newspapers in the third quarter of 2001, reduced depreciation and amortization expense of $9,134, and lower state and local income taxes on profitable operations of $36,674. These favorable variances were partially offset by a revenue decline of $24,503 in the third quarter of 2002, selling expense increases of $87,283, general and administrative increases of $97,990, as well as additional minority interest recognition of $8,001 in the third quarter of 2002.

On a per share basis, the net income was $0.01 for the third quarter of 2002 compared with net loss of $0.01 for the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

Revenues

Due to the sale of business units, revenues for the first nine months of 2002 decreased $1,871,249 or 16% to $9,648,231 from $11,519,480 in the first nine months of 2001. Excluding revenues from sold businesses (Nassau and Manhattan newspapers that were sold in April and August 2001), overall revenue increased $337,851 or 4% from the first nine months of 2001 due to strong display advertising sales in the first and third quarters. Strong performance in classified advertising sales continued in the second and third quarters. Variances in specific revenue categories excluding the revenues from sold businesses are as follows: display advertising increased 2% to $7,793,249 in 2002 from $7,630,547 in 2001, and classified advertising increased 24% to $1,394,664 in 2002 compared to $1,124,463 in 2001, and commercial printing revenue decreased 35% to $207,259 from $318,876 in 2001. The dollar variance in legal notice advertising and other revenues was relatively small with an increase of 7%.

Among the individual operating units, classified revenue at Dan's Papers increased 37% for the first nine months of 2002 compared with the first nine months of 2001 and display advertising revenue was flat. Total revenues for The Hill were 8% higher in the nine months of 2002 compared to 2001 primarily because of display advertising performance. Revenues for the Queens Tribune declined 6% (see Footnote G to the Financial Statement for Subsequent Event).

Operating Expenses

Primarily due to the sale of several business units, operating expenses during the first nine months of 2002 were $9,639,313 a decrease of 23%, compared with $12,538,086 during the first nine months of 2001. Excluding expenses from sold businesses (Nassau and Manhattan newspapers that were sold in April and August
2001), operating expenses decreased $198,158 or 2% to $9,639,313 in 2002 from $9,837,471 in 2001.

Variances in specific expense categories excluding sold businesses are as follows: editorial, production and distribution expenses declined 8% largely due to the reduced production schedule at Dan's Papers for glossy inserts in the second quarter; selling expenses increased 10% reflecting higher advertising sales commissions at Dan's Papers and The Hill and new development costs at The Hill; general and administrative expenses were virtually flat, and depreciation and amortization decreased by $78,529 or 30% primarily due to the adoption of SFAS 142.

Provision for Income Taxes

The Company recorded a provision of $71,082 for state and local income taxes for the nine months of 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the first nine months of 2002 improved by $885,401 from a loss of $813,141 in the first nine months of 2001 to a profit of $72,260 in the first nine months of 2002. This favorable variance was due in part to growth in advertising sales, production and distribution cost efficiencies, the completion in August 2001 of the sale of subsidiaries that have historically lost money, and a concentration on core products. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company. EBITDA does not include gains or losses from the sale of subsidiaries.

EBITDA, excluding the operating losses of the sold businesses, for the first nine months of 2002 improved by $ $429,445 to a profit of $72,260 compared to loss of $357,185 for the same period in 2001. This is primarily attributed to the revenue gains of $337,851, a decrease in editorial, production and distribution costs of $327,063, an increase in selling expenses of $196,742 due to higher commissions driven by display and classified revenue growth and marketing, and general and administrative costs increased approximately $15,000. Minority interest expense increased approximately $24,000.

Net loss for the first nine months of 2002 decreased $1,919,462 to $170,062 from a net loss of $2,089,524 for the first nine months of 2001. This is due in part to the net losses of approximately $504,021 generated in the first nine months of 2001 by subsidiaries that were sold. Additionally, the improvement is due to revenue gains of approximately $337,851 in the first nine months of 2002, a decrease in editorial, production and distribution of $327,063, an increase in selling expenses of $196,742, an increase in general and administrative costs of approximately $15,000, an increase in minority interest of approximately $24,000, losses on the sale of the Nassau and Manhattan newspapers in the second and third quarter of 2001 of $884,442, a decrease in depreciation and amortization expenses of approximately $78,529, and a decrease in interest expense of approximately $50,764. Additionally, state and local income taxes on profitable operations in 2002 increased approximately $28,000 in the first nine months of 2002.

The $0.02 loss per share in the first nine months of 2002 improved from a $0.22 loss per share in the first nine months of 2001.

Liquidity and Capital Resources

Cash as of September 30, 2002 was $862,765, excluding restricted cash of $104,103, compared with $763,858, excluding restricted cash of $103,600, for the same period in 2001.

During 2001, we sold subsidiaries that historically did not generate positive cash flow. Additionally, the Company implemented cash management improvements in the fourth quarter of 2001 and is now realizing increased cash flow compared to the previous year. Cash flow improved in the third quarter due to the seasonality of our business.

During the nine months of 2002, total cash generated from operations was $571,560 compared with net cash used in operations in 2001 of $1,025,751. This was primarily attributed to a reduction of $1,919,462 in the net loss of $2,089,524 in 2001 to a net loss of $170,062 in 2002. Management believes that with the existing cash position, we will have sufficient working capital to fund our operations for the next twelve months.

Capital expenditures were $41,036. Cash used in financing activities was $264,264 and included the payment of $300,000 to the former CEO and President relating to the stock purchase by the Company of 150,000 shares of the Company's common stock at $2 per share. The expense and the liability were recorded in December 2000 upon the termination of the former CEO and President.

As of September 30, 2002, we had current assets of approximately $2,562,000, including cash of approximately $863,000. At September 30, 2002 we had an excess of current liabilities over current assets in the amount of approximately $232,000. Included in current liabilities is the payment due to a related party from the Company's acquisition of the minority interest (see Footnote F to the Financial Statements) of $400,000 due November 25, 2002.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 3. CONTROLS AND PROCEDURES

         (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

              The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

         (b)  CHANGES IN INTERNAL CONTROLS.

              There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

Date: November 20, 2002                 By: /s/ James A. Finkelstein
                                            -----------------------------------
                                                James A. Finkelstein
                                                President

Date: November 20, 2002                 By: /s/ E. Paul Leishman
                                           ------------------------------------
                                                E. Paul Leishman
                                                Chief Financial Officer

                                 CERTIFICATIONS

I, James A. Finkelstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of News Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By: /s/ James A. Finkelstein
----------------------------
[Signature]
President

                                 CERTIFICATIONS

I, E. Paul Leishman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of News Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002

By:/s/ E. Paul Leishman
-----------------------
[Signature]
Chief Financial Officer