Form 10KSB
period 2002-12-31
NEWS COMMUNICATIONS INC
filed 2003-04-15
CIK 794487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                        13-3346991
                    ------                        ----------
       (State or Other Jurisdiction of           (IRS Employer
        Incorporation or Organization)        Identification No.)

          2 Park Avenue, Suite 1405
              New York, New York                     10016
         ---------------------------                 -----
   (Address of Principal Executive Offices)       (Zip Code)

       Registrant's telephone number, including area code: (212) 689-2500

        Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01
                                   par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $11,244,171.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 2003, is $1,998,748.

     The number of shares of common stock outstanding as of March 14, 2003 was 10,186,410.

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

Item 1. Description of Business

     As used herein, unless the context requires otherwise, the terms "we," the "Company," or "NCI" refer to News Communications, Inc. together with its subsidiaries.

Overview

     News Communications, Inc. is a Nevada corporation formed in 1986. Through our subsidiaries, we publish and distribute advertiser-supported newspapers. We currently publish three newspapers and some related magazines through two offices. The principal source of our revenues is selling advertising space in our publications since the publications are principally distributed free of charge.

Sale of Community Papers

     Consistent with our mission to focus on growing our profitable core properties, during 2002, we completed the sale of assets of subsidiaries that were cash flow negative. On November 11, 2002, we sold substantially all of the assets and liabilities of Tribco Incorporated, owner of the Queens Tribune and related publications, to an entity owned, in part, by Tribco's editor and publisher.

Present Publications

     Our current Publications are as follows:

     Publisher                                       Publication
     ---------                                       -----------
     Dan's Papers Inc. ("Dan's Papers")..............Dan's Papers and Montauk Pioneer

     Capital Hill Publishing Corp.
        ("Capital Hill").............................The Hill

Dan's Papers

     For the past 43 years Dan's Papers has been a favorite of all people who visit or live in the Hamptons. Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and political issues, extensive entertainment listings, as well as special sections. Dan's Papers is published weekly in tabloid format, with a glossy cover. It is distributed primarily to retail locations on Eastern Long Island and estate home delivery. There is also a weekly distribution in Manhattan.

     The staff at Dan's Papers also publishes the Montauk Pioneer, which has been designated by the Montauk Village Association as the official newspaper of the community of Montauk, New York. Dan's Papers and Montauk Pioneer are published out of offices in Bridgehampton, New York.

The Hill

     The Company began publication of The Hill in September 1994. The Hill is a newspaper that is devoted to the coverage of the United States Congress. Until March 2003, the Hill was published weekly. Beginning on March 24, 2003, The Hill began twice weekly publication. It has become required reading for members of Congress, their staff, and those who follow Congress. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies and others. Others who receive the publication include lobbyists, government relation departments of corporations and similar groups. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. Additional revenues come from classified advertising and subscriptions from the sale of the paper. The Hill is printed on newsprint and is operated out of offices in Washington, D.C.

New  Business Initiatives

     Dan's Papers successfully introduced a new magazine, Dan's Magazine, for specific events such as The International Hamptons Film Festival and the Southampton Hospital. These two editions of Dan's Magazine were published in 2002 and an expanded publication schedule is planned for 2003.

     Beginning in late March, the Company expanded publication of The Hill to twice weekly, on Tuesday and on Wednesday. Plans are being developed to expand to three times weekly.

     The Company is developing a new publication, a glossy tabloid that will be devoted to homeland security products, systems and services. A mid-year 2003 premier issue is being planned. The magazine will be targeted to government buyers of security systems and products. The revenue will be generated primarily from the sale of advertising to manufacturers, retailers, and integrators of homeland security products and systems. The Company has committed to give the Publisher of the new publication an equity interest of up to 20% and is considering several proposals from outside investors for investment into the new publication.

Printing and Production

     Independent printing shops print each of our publications. We transmit electronic files to the printer for reproduction. In each case, the printer is able to provide all of the necessary materials, such as paper and ink, for printing, and bills the Company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if the arrangements that we have with any of our printers should terminate, we believe that we can find similarly favorable arrangements with several other printing shops. We use several printers and are not overly reliant on any one vendor.

Advertisers and Readers; Marketing Activities

     All publications are primarily controlled circulation. The Hill has paid circulation. The primary source of our revenue is selling advertising space in the publications. The advertising revenues for Dan's Papers are derived from a wide variety of businesses and individuals reflecting the various opportunities, tastes and demands of the residents of each of the targeted distribution areas. Advertisers in The Hill are primarily companies who wish to make views known to Congress and other entities that advertise employment positions. No one advertiser represents more than 5% of our advertising revenues. We employ sales representatives who are largely paid through incentive-based compensation packages.

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

     During the months from May through September, Dan's Papers serves the same market as Hamptons Magazine, also a free circulation publication. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and The Independent, a free weekly newspaper. Dan's Paper's other publication, the Montauk Pioneer, serves the community of Montauk and competes with the Montauk Sun and Montauk Life publications.

     The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call. The Hill also competes for advertising with two other publications, The National Journal and Congressional Quarterly.

     We believe that our publications are the largest in each of our target areas.

Employees

     As of December 31, 2002, we had 79 full-time and 4 part-time employees, of whom 27 were editorial and production; 23 were display and classified advertising sales personnel; 7 were engaged in production; and 26 were in administrative and clerical activities. We also maintain a roster of free-lance contractors. We consider our relations with our employees to be satisfactory. No union represents any of our employees.

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

Item 2. Description of Properties

     The Company operates out of three separate locations.

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

     In 1999, Capital Hill Publishing Corp. renewed its lease for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. for five years terminating July 31, 2004. The annual rent is approximately $97,000. In 2003, the Company leased additional office space of approximately 700 square feet, also at 733 15th Street, N.W., Washington, D.C., for a term of seventeen months terminating July 31, 2004. The annual rent is approximately $21,600.

     We believe that our present space is adequate for current purposes and offers moderate expansion possibilities.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     During the last quarter of fiscal 2002, no matters were submitted to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our shares trade on the "pink sheets" under the trading symbol "NCOM.PK". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations. The bid quotations set forth below reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                 High    Low
                                                                -----   -----
Year Ended December 31, 2002
   First Quarter.............................................   $0.87   $0.75
   Second Quarter............................................   $0.88   $0.65
   Third Quarter.............................................   $0.83   $0.09
   Fourth Quarter............................................   $0.91   $0.81

Year Ended December 31, 2001
   First Quarter.............................................   $0.62   $0.28
   Second Quarter............................................   $1.11   $0.31
   Third Quarter.............................................   $1.07   $1.01
   Fourth Quarter............................................   $0.87   $0.81

     On March 27, 2003, the last reported sales price for our shares was $0.82 per share. At March 31, 2003, we had 1,082 stockholders of record.

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

     Dividends on the 10% preferred stock are payable annually in an amount of $500 per share of 10% preferred stock, in cash or in shares of common stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% preferred stock may be paid in shares of common stock to the extent NCI has sufficient authorized but unissued common stock even if we have sufficient assets or net profits to pay such dividends in cash. Annual dividends of $80 per share on the 8% preferred stock are accrued, but not paid. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

Recent Sale of Unregistered Securities

     The securities described below were issued by us during 2002 and 2003 and were not registered under the Securities Act of 1933. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities, other than the dividends paid on shares of preferred stock in shares of common stock, are deemed to be restricted securities for the purposes of the Securities Act.

     1. On May 16, 2002, we issued 600 shares of common stock in connection with the conversion of 1 share of the 10% Convertible Preferred Stock.

     2. On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     3. On March 24, 2003, pursuant to a Subscription Agreement, Melvin A. Weiss purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis provide information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with our audited consolidated financial statements and notes thereto.

NCI Critical Accounting Policies

     The NCI discussion and analysis of its financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles in the United States of America. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in
Item 7 of this Form 10-KSB.

     Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 81% of revenues from operations are from display advertising sales and 15% are from classified advertising sales. Unearned revenues of approximately $79,000 at December 31, 2002 represent future classified advertisement for which customers have paid in advance.

     Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately $472,000, net of allowance for doubtful accounts of approximately $359,000 at December 31, 2002.

     Long-Lived Assets. Long-lived assets such as intangibles and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Other than the loss on sales of subsidiaries as of December 31, 2001, no impairment losses have been necessary through December 31, 2002.

     Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL carryforwards, of approximately $16.8 million as of December 31, 2002. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carry forwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Revenue

     Primarily due to the sale of Tribco, a wholly-owned subsidiary of the Company, revenues in 2002 decreased 17% to $11,244,171 compared with $13,581,542 in 2001. Excluding revenues from business units that were sold (Queens, Nassau and Manhattan newspapers that were sold in November 2002 and April and August 2001, respectively), overall revenues in 2002 increased by $463,938, or 6%, compared with the prior year. Variances in specific revenue categories excluding revenues from business units which were sold are as follows: display advertising, which accounted for 86% of total sales in 2002, increased by $145,271, or 2%, to $7,267,536 for 2002 from $7,122,265 for 2001; classified advertising increased by $305,994, or 39%, to $1,083,742 in 2002 from $777,748 in 2001; and other revenue increased 11% from $119,992 in 2001 to $132,665 in 2002.

     Among the individual continuing operating units, total revenues for Dan's Papers increased by $378,139, or 8%, in 2002 compared to 2001, with gains of 48% in classified advertising. Revenues for The Hill increased by $85,798, or 2%, for 2002 compared to 2001, with the gain in display advertising.

Operating Expenses

     Operating expenses decreased by $3,300,856, or 22%, to $11,915,405 in 2002 compared to $15,216,261 in 2001. This variance was due to the sale of business units that have historically lost money. Operating expenses excluding expenses from sold businesses (Queens, Nassau and Manhattan newspapers that were sold in November 2002 and April and August 2001, respectively) increased by $168,166, or 2%, to $9,283,424 in 2002 from $9,115,258 in 2001.

     Variances in specific expense categories excluding sold businesses are as follows: editorial expenses in 2002 increased by $69,347, or 8%, reflecting our continuing investment in the content side of our publications; production and distribution expenses in 2002 decreased $185,124 or 8%, due to the reduced production schedule at Dan's Papers for glossy inserts; selling expenses in 2002 were up by $402,385, or 23%, reflecting increased classified advertising commissions at Dan's Papers and The Hill; general and administrative expenses in 2002 decreased by approximately $21,634, or 0.6%, due to reductions in bad debt expenses and corporate expenses that were largely offset by a one time charge in December 2002 of approximately $207,000 related to the accrued bonus and the liquidation and cash-out of a phantom equity interest in a subsidiary by the former publisher of The Hill; and depreciation and amortization in 2002 decreased by $96,808, or 31%, due to the write off of intangible assets in connection with the sale of businesses in 2001 and also due to the adoption of SFAS No. 142, Goodwill and Other Intangibles, as of January 1, 2002.

Income

     EBITDA (earnings before interest, taxes, depreciation and amortization) improved by $742,420 for the year ended December 31, 2002 from a loss of $1,301,442 for the year ended December 31, 2001 to a loss of $559,022 for the year ended December 31, 2002. This variance was due in part to growth of advertising sales, production and distribution cost efficiencies, savings from the completion in 2001 of the sale of business units that have historically lost money, and the determination of the Company to concentrate on core publications.

Year ended December 31,                                                      2002         2001
-------------------------------------------------------------------------------------------------
EBITDA (earnings before interest, taxes, amortization and depreciation)
Loss from operations                                                      $(671,234)  $(1,634,719)
   Depreciation and amortization                                            233,712       374,277
   Minority interest in income of subsidiary                               (121,500)      (41,000)
-------------------------------------------------------------------------------------------------
EBITDA                                                                    $(559,022)  $(1,301,442)
=================================================================================================

     Those sold businesses generated EBITDA losses for the year ended December 31, 2001 of $455,801 while another business sold in 2002 generated a favorable EBITDA profit variance of $167,998 for the year ended December 31, 2002.

     EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of the Company. EBITDA does not include gains or losses from the sale of subsidiaries.

     EBITDA excluding the sold businesses, improved by $118,464, or 14% to a loss of $704,984, compared to a loss of $823,448 for the same period in 2001. This is primarily attributed to revenue gains of $463,938, a decrease in production and distribution costs of $115,777, offset by increases in selling expenses of $402,385 due to higher commissions driven by advertising revenue growth and to marketing costs, and general and administrative costs of $139,366. Minority interest expense declined by approximately $80,500.

     Net loss for the full year 2002 decreased by $2,061,628 to a net loss of $735,434 from a net loss of $2,797,062 for the year 2001. In addition to the elements contributing to the EBITDA improvement, the decrease was largely attributed to an improvement of $1,007,022 from a loss on sale of subsidiaries totaling $917,696 in 2001 to a gain of $89,326 on the sale of a subsidiary in 2002, a decrease in depreciation and amortization expense of approximately $141,000, interest income of $16,189 in 2002 compared to interest expense of $40,648 in 2001, and a reduction in the provision for income taxes of $114,784.

Sale of Subsidiaries

     On November 11, 2002, NCI sold substantially all of the assets and liabilities of Tribco Incorporated to Tribco LLC, an entity owned, in part, by the management of Tribco Incorporated. Tribco was the publisher of three weekly newspapers in Queens, NY; two of which are published in nine editions. The newspapers have historically generated small operating profits and compete in a mature marketplace where growth potential was deemed as limited. Management believed that it was beneficial for the Company to sell the Queens newspapers and focus on growing its other properties. (See Note 15 of Notes to Consolidated Financial Statements).

Income Taxes

     We currently have net operating loss (NOL) carryforwards for federal income tax purposes of approximately $16.8 million, which is available to offset federal taxable income through the 2022 fiscal year. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. We recorded a provision of approximately $48,000 for state and local income taxes for the year ended December 31, 2002.

Effects of Inflation

     We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Retirement of Outstanding Indebtedness

     As of December 31, 2002, we have an 8% Convertible Note in the principal amount of $200,000 that is due on the earlier of (a) January 1, 2004, or (b) upon the sale of the stock or assets of a subsidiary to the extent that the cash proceeds from such transactions equal or exceed $1,000,000; a deferred purchase obligation in the principal amount of $1,200,000, bearing interest at prime plus one percent, which is due in equal installments on November 24, 2003 and November 23, 2004; and an obligation of which the final terms are being negotiated that the Company estimates will be in the principal amount of approximately $224,500 expected to be payable in three installments. Approximately $112,250 may be payable in April and May 2002 and the final installment of approximately $112,250 may be payable in May 2004. The final installment will bear interest at 8% per annum. (See Notes 5 and 6 in notes to consolidated financial statements.)

Liquidity and Capital Resources

     During 2002, the total cash provided from operations was $315,750. This was primarily attributable to a decrease in receivables of $437,918 and to the improvement from a loss on the sale of a subsidiary of $917,696 in 2001 to a profit of $89,326 from the sale of another subsidiary in 2002. The cash flow from operating activities improved from a net loss of $2,797,062 to a net loss of $735,434 and was largely offset by non-cash adjustments for depreciation and amortization and bad debt reserves.

     Cash provided by investing activities totaled $271,504 as capital expenditures of $46,829 were offset by the $318,333 in proceeds from the sale of substantially all of the assets and liabilities of Tribco Incorporated.

     Cash used in financing activities in 2002 was $631,283, and included $400,000 paid to a minority shareholder of Dan's Papers on the acquisition by the Company of the minority interest. Also included was payment of $300,000 for the purchase in December 2000 of 250,000 shares of common stock from the former President and CEO of the Company pursuant to a separation agreement. The Company received a scheduled $50,000 payment on a note receivable in the amount of $550,000, bearing an interest rate of 5%, issued to the Company in conjunction with the sale in 2001 of the stock of the Manhattan Publishing Group.

     As of December 31, 2002, the Company had current assets of approximately $1,417,219, including cash of approximately $552,476. At December 31, 2002 we had an excess of current liabilities over current assets in the amount of approximately $777,265. Included is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2004 without violating the terms of the Company's agreement with the minority shareholder, and approximately $112,250 that the Company estimates will be payable in 2003 to the former publisher of The Hill upon finalization of terms of an agreement that is being negotiated for accrued vacation and bonus and to cash-out a phantom equity interest in Capital Hill. (See Note 5 and Note 6 in notes to consolidated financial statements.) During 2002, cash generated from operating activities was $315,750 compared with cash used in operating activities of $1,525,676 for the previous year.

     Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility extended by a shareholder to meet its working capital requirements. As previously discussed, the Company has sold subsidiaries that historically did not generate positive cash flow. The sale of these subsidiaries has also generated cash. Additionally, cash management techniques implemented by the Company in the fourth quarter of 2001 greatly improved cash flow during the year 2002. As discussed in Item 1 under New Business Initiatives, the Company is planning to grow the operations of its core publications, Dan's Papers and The Hill and to potentially launch a new publication mid-year which will require additional capital. Further, in 2002, the Company purchased the minority interest in Dan's Papers from its publisher for $1,600,000, of which $600,000 is scheduled to be paid in November of 2003, but can be paid in 2004 without violating the agreement with the minority shareholder. The Company intends to finance these obligations from working capital, from investments from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries, from the sale of minority interests in its new publication or by a partial sale of assets. A total of $100,000 has been received to date from the sale of the Company's common stock pursuant to Stock Subscription Agreements discussed in
Part II, Item 6, Sale of Unregistered Securities. The Company believes that additional investment to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. In the event that its working capital is not sufficient and the Company is not able to secure additional equity or debt investment, the Company can still continue to operate during 2003 in the ordinary course although it may have to reduce or terminate its expansion efforts and defer the $600,000 payment due to publisher of Dan's Papers into 2004 as the agreement with the minority owner provides.

     The Company believes that it may require additional capital in the long-term in order to satisfy all of its obligations, including the balance of the payments due to the former minority owner of Dan's Papers and the former publisher of The Hill. The exact amount of the required funding cannot be determined at this time with specificity. Accordingly, in the future the Company may need to seek additional financial partners to meet any long-term obligations.

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

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Our executive officers, directors and other significant employees and their ages and positions are as follows:

-----------------------------------------------------------------------------------------------
Name of Individual        Age   Position with NCI and Subsidiaries
-----------------------------------------------------------------------------------------------
James A. Finkelstein (1)   54   President,  Chief  Executive  Officer  and  Director of NCI and
                                its subsidiaries.
-----------------------------------------------------------------------------------------------

Jerry Finkelstein (1)      87   Chairman of the Board of Directors of NCI.
-----------------------------------------------------------------------------------------------

Wilbur L. Ross, Jr. (1)    65   Director of NCI.
-----------------------------------------------------------------------------------------------

E. Paul Leishman           55   Chief Financial Officer and Secretary of NCI.
-----------------------------------------------------------------------------------------------

Martin A. Bell (2)         51   Director of NCI.
-----------------------------------------------------------------------------------------------

Gary Weiss (1)(2)          40   Director of NCI.
-----------------------------------------------------------------------------------------------

Martin Mendelsohn (3)      60   Director of NCI.
-----------------------------------------------------------------------------------------------

Matthew Doull (2)          34   Director of NCI
-----------------------------------------------------------------------------------------------

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

     Wilbur L. Ross, Jr. was elected a Director of NCI in October 1996. Mr. Ross served as Chief Executive Officer of NCI from October 1996 to August 1999. From 1988 to March 2000, Mr. Ross had been Executive Managing Director of Rothschild Inc. and Chairman of Rothschild Recovery Fund and Asia Recovery Fund. On April 1, 2000, Mr. Ross purchased the controlling interest in the General Partner of these funds and Rothschild Recovery Fund was renamed WLR Recovery Fund. Mr. Ross resigned from Rothschild Inc. and organized WL Ross & Co. L.L.C., a merchant banking firm with offices in New York, Seoul, Korea and Tokyo, Japan. Mr. Ross is a Director of Syms Corp., a clothing retailer, Tong Yang Life Insurance Co. (Korea) and Kansai Sawayaka Bank (Japan), Clarent Hospital Corp., Casella Waste Systems and 360networks. He is Board Chairman of International Steel Group. He also serves as a member of the Alternative Investments Committee of the New York Society of Security Analysts and of the Business Roundtable.

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

     Gary Weiss has been a Director of NCI since July 29, 1999. He is a founding partner of Valeo Partners LLC since November 2002. He has been President of Weiss Capital Group LLC, an investment and consulting firm since 1997. From January 2000 to December 2000 he was Chief Operating Officer and from December 2000 to March 2001 Chief Executive Officer of Fullecom, Inc. From 1992 to 1997, Mr. Weiss was a managing director of Bennis & Reissman Inc.

     Martin Mendelsohn has been a Director of NCI since July 29, 1999. From 1992 through 2001, he was a partner at Verner, Liipfert, Bernhard, McPherson and Hand. Since 2001, he has been a partner at Schnader Harrison Segal & Lewis.

     Matthew Doull has been a Director of NCI since August 5, 2002. He has been President of Hollinger Capital, the investment arm of a major newspaper publishing company since 1996, prior to which he was Associate Publisher of Wired Magazine. He is also a director of Fulcrum Analytics, Inc., Vault.com Inc. From 1998 to 2000, Mr. Doull served as chairman of Trip.com Inc.

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

     The Audit Committee is comprised of Mr. Mendelsohn. The Audit Committee recommends the independent accountants appointed by the Board to audit our financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures.

     The Compensation Committee is comprised of Messrs. Bell, Weiss and Doull. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. The Compensation Committee reports to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), the following table lists the current and former directors, officers and 10% beneficial owners that failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2002.

                                                 Known
                Reporting                       Failure
                 Person                      to file forms
            -----------------               ---------------
            Michael Schenkler                      1


Item 10. Executive Compensation.

Summary Compensation Table

     The following table sets forth information for the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000 concerning the compensation paid and awarded to all individuals serving as our executive officers at December 31, 2002 and those officers or key employees who were employed during the year ended December 31, 2002 whose total annual salary and bonus during that year exceeded $100,000:

                                                SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                       Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------
                                                                     Other       Restricted   Securities
                                                                     Annual        Stock      Underlying
                                           Salary        Bonus    Compensation     Awards       Options       All Other
Name and Principal Position         Year     ($)          ($)         ($)           ($)           (#)       Compensation
------------------------------------------------------------------------------------------------------------------------
James A. Finkelstein,              2002   $144,326           --        --            --           3,333          --
   President and Chief
   Executive Officer (1)           2001   $ 83,000(1)        --        --            --           3,333          --

                                   2000         --           --        --            --             --           --
------------------------------------------------------------------------------------------------------------------------

E. Paul Leishman, Chief            2002   $128,365      $10,000        --            --             --           --
   Financial Officer &
   Secretary                       2001   $113,942      $ 5,000        --            --             --           --

                                   2000         --           --        --            --             --           --
------------------------------------------------------------------------------------------------------------------------
Daniel Rattiner, Publisher and     2002   $172,220      $25,000        --            --             --           --
   Editor of Dan's Papers
                                   2001   $167,434      $53,036        --            --             --           --

                                   2000   $157,947      $16,777        --            --             --           --
------------------------------------------------------------------------------------------------------------------------
Michael Schenkler, former          2002   $138,985           --        --            --           3,333          --
   Director and Publisher of
   Queens Tribune (2)              2001   $164,255      $20,573        --            --           3,333          --
                                                                                                                 --
                                   2000   $164,255           --        --            --          18,333
------------------------------------------------------------------------------------------------------------------------

Martin Tolchin, former
   Editor-in-Chief and Publisher   2002   $210,959      $42,935        --            --             --           --
   of  The Hill (3)
                                   2001   $206,545      $70,868        --            --             --           --

                                   2000   $200,000      $41,037        --            --             --           --
------------------------------------------------------------------------------------------------------------------------

(1)  Mr. Finkelstein's annual salary as of June 4, 2001 was $150,000.

(2)  Mr. Schenkler ceased to be employed with NCI in November 2002.

(3)  Mr. Tolchin ceased to be employed with NCI in December 2002.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     (Individual Grants)

------------------------------------------------------------------------------------------------
                                               Percent of Total
                                             Options Granted to    Exercise or
                       Number of Securities  Employees In Fiscal   Base Price
       Name            Underlying Options           Year             ($/Sh)      Expiration Date
------------------------------------------------------------------------------------------------
James A. Finkelstein           3,333                   25%            $1.00          08/17/06
------------------------------------------------------------------------------------------------

Michael Schenkler              3,333                   25%            $1.00          08/17/06
------------------------------------------------------------------------------------------------

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                               OPTION/SAR VALUES

---------------------------------------------------------------------------
                         Shares                    Number of securities
                       Acquired    Value          underlying unexercised
                          On      Realized   options at fiscal year-end (#)
                       Exercise     ($)      ------------------------------
      Name                (#)       (c)        Exercisable   Unexercisable
---------------------------------------------------------------------------
James A. Finkelstein      --         --            6,666
---------------------------------------------------------------------------
Daniel Rattiner           --         --               --         15,000
---------------------------------------------------------------------------

     None of the options granted are presently in the money.

Employment Agreements

     On May 8, 2001 the Company entered into a Letter Agreement with James A. Finkelstein pursuant to which Mr. Finkelstein is employed as President and Chief Executive Officer, of NCI, for no definitive term. Mr. Finkelstein's employment commenced June 4, 2001 at an annual salary of $150,000. In January 2003, the Board of Directors granted Mr. Finkelstein an increase in salary of $100,000 to an annual salary of $250,000 effective January 1, 2003. Mr. Finkelstein's salary will increase on the first day of each calendar year by not less than 5%. The Board also granted Mr. Finkelstein a bonus of $25,000 for the year ended December 31, 2002 that will be paid in 2003. In addition to his base salary, we provide Mr. Finkelstein with medical and certain other benefits.

     Pursuant to an amended and restated employment agreement entered into by the Company and Jerry Finkelstein as of August 20, 1993, and terminating on August 19, 2003, Mr. Finkelstein is employed as Chairman of the Board of Directors of News Communications, Inc. at an annual salary of $195,000. On July 29, 1999, the Board of Directors and Mr. Jerry Finkelstein agreed to amend Jerry Finkelstein's employment agreement as Chairman of the Board of Directors to reduce his annual salary to $95,000 from $195,000. As part of this arrangement, the Company paid a lump sum amount of $150,000 to Mr. Jerry Finkelstein. Under the terms of the agreement which ends August 19, 2003, Mr. Jerry Finkelstein, may also be paid annual bonuses at the discretion of the Board, based upon such factors as our results of operations and transactions involving us which are introduced to us by Mr. Jerry Finkelstein or in which he is otherwise involved on our behalf. We also provide Mr. Jerry Finkelstein with medical and certain other benefits and perquisites. Mr. Jerry Finkelstein may terminate the agreement at any time by giving us at least 10 days' notice. In the event of his permanent disability or death, salary and bonuses shall continue to be paid to him or the legal representative of his estate until August 19, 2003, the date on which the employment agreement terminates.

     On November 25, 1997, the Company entered into an Employment and Shareholder's Agreement with Daniel Rattiner, pursuant to which Mr. Rattiner was employed as Publisher and Editor of Dan's Papers. Mr. Rattiner's employment agreement commenced on October 18, 1997 and continues for a 10-year period, subject to earlier termination as set forth in the agreement. As compensation for his services, we currently pay Mr. Rattiner a base salary of $167,434, subject to adjustment based on the Consumer Price Index. In addition to his base salary, we pay Mr. Rattiner a bonus based on net profits for the fiscal year and provide Mr. Rattiner with medical and certain other benefits.

     Mr. Rattiner's employment agreement was amended pursuant to a letter agreement, dated November 27, 2002. Pursuant to this amendment, Mr. Rattiner exercised his option to require the Company to purchase shares of common stock of Dan's Papers, Inc. The letter agreement also amended provisions in the original employment agreement relating to termination, the assignment of intellectual property and non-competition.

Director Compensation

     We have no established compensation arrangements with our directors except for stock option grants as described in the next paragraph.

Directors' and Officers' Options

     In 1987, the Board adopted the 1987 Stock Option Plan. Pursuant to this Plan, up to 122,222 shares of common stock may be granted to key employees and directors under terms and conditions specified by the Board. The options may be either non-qualified stock options or incentive stock options for purposes of income taxation under Section 422 of the Internal Revenue Code of 1986. The 1987 Stock Option Plan provides that the option price of non-qualified stock options shall not be less than 100% of the Fair Market Value of the common stock on the date of grant and that the option price of any incentive stock options granted to any stockholder who owns at least 10% of the Company's common stock shall not be less than 110% of the Fair Market Value on the date of grant.

     On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan pursuant to which up to 166,667 shares of common stock may be granted to directors of NCI. Pursuant to this Plan, on August 17 of each year, we grant to each existing director a five-year option to purchase 3,333 shares of our common stock at the market price on the date of grant.

     On August 17, 1993, the Board adopted a Discretionary Directors and Officers Stock Option Plan pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of NCI and its subsidiaries which shall be exercisable at the market price on the date of grant for periods and under conditions specified by the Board in such grants. The Discretionary Option Plan permits the granting of non-qualified stock options.

     On December 21, 1999, the Board adopted a 1999 Stock Incentive Plan pursuant to which the Board may award options to purchase an aggregate of 200,000 shares of our common stock to directors, officers, employees and consultants. Options under the 1999 Stock Incentive Plan may be non-qualified options or incentive stock options for purposes of income taxation under Section 422 of the Internal

Revenue Code of 1986. All qualified incentive stock options granted under the plan must have an exercise price at least equal to Fair Market Value (as defined in the plan) as of the grant date while non-qualified stock options may be granted at an exercise price less than Fair Market Value.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

     The following table sets forth as of December 31, 2002, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

                                          Equity Compensation Plan Information
-----------------------------------------------------------------------------------------------------------------
                                                                                           Number of securities
                                                                                           remaining for future
                                Number of securities to be   Weighted-average exercise     issuance under equity
                                  issued upon exercise of       price of outstanding        compensation plans
                                   outstanding options,        options, warrants and      (excluding securities
Plan Category                      warrants and rights               rights              reflected in column (a))
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans                 348,156                     $4.27                    640,733
approved by security holders
-----------------------------------------------------------------------------------------------------------------

Equity compensation plans not                  --                        --                         --
approved by security holders
-----------------------------------------------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding ownership of our common stock, as of March 10, 2003 by each person known to us to own beneficially more than 5% of our outstanding common stock, by each person who is a director of NCI, by each person listed in the Summary Compensation Table and by all directors and officers of NCI as a group.

     The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 10,186,410 shares of common stock outstanding on March 14, 2003 plus with respect to each such person the number of additional shares that will be outstanding upon the conversion of outstanding shares of the Company's $10 Preferred Stock and upon the exercise of the warrants and options exercisable within sixty (60) days set forth herein.

                                            Beneficial Ownership       Current
Name and Address                               of Common Stock     Percent of Class
-----------------------------------------   --------------------   ----------------
James A. Finkelstein                           8,900,542 (1)             66.59%
Two Park Avenue, Suite 1405
New York, NY 10016

                                            Beneficial Ownership       Current
Name and Address                               of Common Stock     Percent of Class
-----------------------------------------   --------------------   ----------------
Hollinger NCI Holdings LLC                     4,168,445 (2)             31.26%
712 Fifth Avenue
New York, NY 10019

Martin A. Bell                                    13,332 (3)(8)               *
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

J. Morton Davis                                2,986,285 (7)             28.20%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY  10005

Matthew Doull                                      3,333 (3)                  *
407 Bleeker Street
New York, NY  10014

Jerry Finkelstein                                667,333 (3)(4)           6.30 %
35 East 76th Street
New York, NY  10021

Martin Mendelsohn                                 13,332 (3)                  *
Schnader Harrison Segal, & Lewis
1300 I Street, NW
11th Floor East
Washington, D.C. 20005

Daniel Rattiner                                   58,836 (3)                  *
c/o Dan's Paper
2221 Montauk Highway
Bridgehampton, NY  11932

Wilbur L. Ross, Jr.                              662,917 (3)(5)           6.36%
101 E. 52nd Street, 19th Floor
New York, NY  10022

Michael Schenkler                                 13,332 (3)                  *
174-15 Horace Harding Expressway
Fresh Meadows, NY  11365

Martin Tolchin                                    45,000 (3)                  *
3525 Winfield Lane NW
Washington, DC  20007

Gary Weiss                                       163,332 (3)              1.58%
Weiss Capital Group LLC
99 Seaview Blvd.
Port Washington, NY  11050

Melvyn I. Weiss                                1,628,797 (5)(6)          15.87%
One Pennsylvania Plaza
New York, NY  10119

                                            Beneficial Ownership       Current
Name and Address                               of Common Stock     Percent of Class
-----------------------------------------   --------------------   ----------------
Paul Leishman                                          0                      *
Two Park Avenue, Suite 1405
New York, NY 10016

All Directors and Executive Officers as a     10,277,288 (9)             72.02%
Group (9 persons)

----------
*    Less than one percent.

(1) Includes (i) 1,018,445 shares of common stock and 3,150,000 shares of common stock issuable upon the exercise of options and warrants owned by JAF-HLR, LLC ("JAF-HLR"), in which Mr. Finkelstein owns a 50% interest;
     (ii) options to purchase 6,666 shares of common stock; and (iii) 4,710,890 shares of Common Stock owned by the J. Morton Davis and his affiliates (the "Davis Group") and Jerry Finkelstein and his affiliates (the "Finkelstein Group"); and 22,546 shares of common stock currently issuable upon conversion of 5,900 shares of $10 convertible preferred stock owned by the Davis Group, the voting rights of which have been transferred to Mr. Finkelstein. Beneficial ownership of one half of the shares and warrants set forth in clause (i) above and all of the shares and warrants referenced in clauses (iii) above is disclaimed.

(2) Includes 1,018,445 shares of common stock and 3,150,000 shares of common stock issuable upon the exercise of options and warrants owned by JAF-HLR, in which Hollinger-NCI Holdings LLC. Beneficial ownership of one half of the shares and warrants held by JAF-HLF is disclaimed

(3) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options and warrants: Mr. Bell--13,332; Mr. Jerry Finkelstein--403,332; Mr. Mendelsohn--13,332; Mr. Ross--81,666; Mr. Schenkler--13,332; Mr. Tolchin--45,000; Mr. G. Weiss--153,332;
     Mr. Rattiner--15,000.

(4)  Includes

     (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Jerry Finkelstein is President, and

     (b)  66,667 shares owned by Jerry Finkelstein's wife.

(5) Includes the following numbers of shares issuable upon conversion of shares of $10 convertible preferred stock: Davis Group--22,546; Mr. Ross--152,852; Mr. M. Weiss--76,426.

(6)  Includes 457,304 shares owned by the M&B Weiss Family Partnership.

(7)  Includes

     (a)  2,455,000 shares of common stock;

     (b) 150,000 shares of common stock issuable upon the exercise of warrants owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder;

     (c)  129,567 shares owned directly by Mr. Davis;

     (d) 22,546 shares of common stock issuable upon exercise of 5,900 shares of $10 convertible preferred stock; and

     (e) 229,172 shares of common stock to be issued upon conversion of 8% Convertible Notes owned by D.H. Blair Investment Banking Corp.

     Does not include

     (a) 41,006 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife, and

     (b) 1,813,311 shares of common stock owned by Rosalind Davidowitz. Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz.

(8) Does not include 2,584,567 shares of common stock, warrants to purchase 379,172 shares of common stock or 22,546 shares of common stock issuable upon conversion of $10 preferred stock and 8% convertible notes owned by D.H. Blair Investment Banking Corp., of which Martin A. Bell is Vice Chairman. Mr. Bell expressly disclaims beneficial ownership of all securities held by D.H. Blair Investment Banking Corp.

(9)  Includes shares issuable upon exercise of the options referenced in (1) and
     (3) above, shares issuable upon the conversion of the $10 convertible preferred stock referenced in (5) above and shares issuable upon the exercise of the warrants in (1) above.

Item 12. Certain Relationships and Related Transactions.

     On March 24, 2003, pursuant to a Subscription Agreement, Melvin A. Weiss purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     On November 27, 2002, pursuant to the terms of a Letter Agreement by and between Daniel Rattiner and News Communications, Inc., Mr. Rattiner exercised his option to require the Company to purchase shares of common stock of Dan's Papers, Inc (the "Put Shares") which the Company did not already own. The Company purchased the Put Shares for a total of $1,600,000, of which $400,000 was paid at closing on November 27, 2002. The balance of the purchase price is due, with interest at a rate of prime plus one percent, in two equal installments on the first and second anniversaries of the closing.

     On June 4, 2001, pursuant to the terms of a Subscription Agreement, our President, James A. Finkelstein, acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001. The Company also issued to the President in consideration for his investment in NCI 250,000 additional shares of common stock. As further consideration for the investment by Mr. Finkelstein, the Company issued 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants became exercisable on May 16, 2002.

     On June 4, 2001, pursuant to a Subscription Agreement, D. H. Blair Investment Banking Corp purchased 250,000 shares of our common stock at a purchase price of $1.00 per share. The shares purchased were immediately surrendered to the Company.

     On June 4, 2001, pursuant to a Subscription Agreement, D.H. Blair Investment Banking Corp., converted $150,000 of the Company's 8% Convertible Note plus accrued interest of $7,595 into 157,594 shares of the Company's common stock at a purchase price of $1.00 per share. At the same time, Rosalind Davidowitz converted $1,000,000 of the Company's 8% Convertible Note plus accrued interest of $38,575 into 1,038,575 shares of the Company's common stock at a purchase price of $1.00 per share.

     Also on June 4, 2001, in connection with the consummation of the transactions contemplated by the Letter Agreement with Mr. Finkelstein, the Company repaid D.H. Blair Investment Banking Corp., $300,000 plus accrued interest representing outstanding advances under a certain Revolving Note dated March 30, 2001, and the corresponding revolving credit facility was terminated. Under terms of the revolving credit facility, the principal shareholders made available on a revolving basis from time to time up to $1,000,000. An 8% revolving credit note evidenced the revolving credit advances. The aggregate amount of the Revolving Loans and interest were due on the earlier of (a) March 31, 2002, or (b) upon the next round of equity financing, or (c) receipt of proceeds (net of any anticipated costs or expenses associated therewith) from a sale of a subsidiary. The holders of the revolving note had the right to convert the principal amount and accrued interest under the revolving note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the Loan. Upon payment in full of the revolving loans, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued 300,000 5-year warrants to D.H. Blair Investment Banking Corp. to purchase the Company's common stock at an exercise price of $1.00 per share.

     During March 2001, the Company borrowed $200,000 from D.H. Blair Investment Banking Corp. which is evidenced by an amended 8% Convertible Note from principal shareholders of the Company. Principal and interest are due on the earlier of (a) January 1, 2004, or (b) upon the next round of equity financing. As of December 31, 2002, accrued interest was $29,172. The holder of the 8% Convertible Note has the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes.

     The Company believes that the transactions described above are on terms as favorable to NCI as those that could have been obtained from independent third parties and arms-length negotiations.

Item 13. Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits

                                                                              Incorporated by   Exhibit No. in
Exhibit                                                                        Reference from     Referenced
Number                                Description                               Document (1)      Document
-------   -----------------------------------------------------------------   ---------------   --------------
 3.1      Articles of Incorporation of the company (formerly known as
          Applied Resources, Inc.), filed with the Secretary of State of
          the State of Nevada on May 20, 1986.                                       A                  3.1

3.1.1     Certificate of Amendment of the Articles of Incorporation of the
          company, filed with the Secretary of State of the State of Nevada
          on December 8, 1987.                                                       A                3.1.1

3.1.2     Certificate of Amendment of the Articles of Incorporation of the
          company, filed with the Secretary of State of Nevada on August
          16, 1990.                                                                  B                3.1.2

3.1.3     Certificate  of Amendment of the Articles of  Incorporation  of
          the company,  filed with the  Secretary of the State of Nevada
          on July 26, 1994.                                                          C                3.1.3

 3.2      By-Laws of the company (as amended and restated).                          C                3.2.1

 4.1      Form of Common Stock Certificate.                                          B                  4.1

 4.2      Certificate of Designation of 10% Convertible Preferred Stock.             Q                  4.2

4.2.1     Certificate of Designation of 8% Convertible Preferred Stock.              Q                4.2.1

4.2.2     Certificate  of Amendment of  Certificate  of Designation of 8%
          Convertible Preferred Stock.                                               Q                4.2.2

4.2.3     Certificate of Designation of $10  Convertible  Preferred Stock
          (included as part of Exhibit 10.21).                                       H                10.33

 4.3      Form of Rights Certificate.                                                L                  4.3

10.1      1987 Stock Option Plan, as amended.                                        E               10.1.1

10.2      1999 Stock Option Plan.                                                    Q                 10.2

10.3      Discretionary Directors and Officers Stock Option Plan.                    C               10.2.1

10.4      Non-discretionary Directors Stock Option Plan.                             C               10.2.2

10.5      Stockholders' Agreement, dated as of October 13, 1988, between
          Daniel Rattiner and the company.                                           D                  2.1

10.6      Agreement of Lease, dated October 31, 1988, by and between Daniel
          Rattiner and DP Acquisition Corp., for premises located on Montauk
          Highway, Bridgehampton, New York.                                          D                  2.4

10.7      Amendment of Lease, dated October 31, 1998, by and between Dan's
          Paper's Inc. (f/k/a D.P. Acquisition, Inc.) and Daniel Rattiner.           I                 10.6

10.8      Lease for space at 174-15 Horace Harding Expressway, Fresh Meadows,
          New York.                                                                  B                10.25

10.9      Lease Agreement, dated November 3, 1999, by and between News
          Communications, Inc. and Two Park Company for premises located at 2
          Park Avenue, New York, New York.                                           L                10.10

10.10     Lease Agreement, dated June 28, 1994, by and between 15th & H Street
          Associates and Capital Hill Publishing Company, Inc. for premises
          located at 733 15th Street, N.W., Washington, D.C.                         L                10.12

10.11     Letter  Agreement,  dated June 15, 1990,  by and between  Dan's
          Papers, Inc. and Dan's Papers, Ltd.                                        B                10.21

10.12     Letter dated November 22, 1996 from News Communications, Inc. to
          Daniel Rattiner regarding exercise of option to purchase stock of
          Dan's Papers, Ltd.                                                         G               10.4.4

10.13     Employment and Stockholders' Agreement dated as of November 25, 1997
          by and between News Communications, Inc. and Daniel Rattiner.              H               10.4.5

10.14     Amended and Restated Employment Agreement dated October 28, 1996, by
          and between Jerry Finkelstein and News Communications, Inc.                G             10.7.4.1

10.15     Letter Agreement dated July 29, 1999 by and between Jerry Finkelstein
          and News Communications, Inc.                                              K                10.24

10.16     Stock Option Agreement dated September 1, 1993, by and between Jerry
          Finkelstein and News Communications, Inc.                                  C                 10.11

10.17     Employment Agreement dated December 1999 by and between Martin Tolchin
          and News Communications, Inc.                                              L                10.19

10.18     Form of Subscription Agreement made as of October 4, 1996 by and among News Communications, Inc. and persons designated therein as
          "Purchasers," including Exhibit 1 thereto, form of Certificate of
          Designation of $10.00 Convertible Preferred Stock, and Exhibit 2
          thereto, form of Warrant.                                                  F                10.33

10.20     Subscription Agreement, dated July 28, 1999, by and between News
          Communications, Inc., Wilbur L. Ross, Jr., Melvyn I. Weiss and J.
          Morton Davis.                                                              J                 10.5

10.21     Stock Option Agreement, dated July 28, 1999, by and between News
          Communications, Inc. and Jerry Finkelstein.                                K                10.23

10.22     Stock Option Agreement, dated July 28, 1999, by and between News
          Communications, Inc. and Gary Weiss.                                       K                10.25

10.23     8% Convertible Note, dated March 7, 2001, in the principal amount of $200,000 issued by News Communications, Inc. in favor of D.H.
          Blair Investment Banking Corp.                                             L                10.32

10.24     Subscription Agreement, dated March 7, 2001, by and between News
          Communications, Inc. and D.H. Blair Investment Banking Corp.               L                10.33

10.25     Loan Agreement, dated as of March 30, 2001, by and between News
          Communications, Inc. and D.H. Blair Investment Banking Corp.               L                10.36

10.26     Revolving Note, dated March 30, 2001, in the principal amount of
          $1,000,000 issued by News Communications, Inc. in favor of D.H.
          Blair Investment Banking Corp.                                             L                10.37

10.27     Letter Agreement dated as of May 8, 2001 by and between News
          Communications, Inc. and James Finkelstein.                                M                 10.1

10.28     Stockholders' Agreement dated as of May 8, 2001 by and among
          Jerry Finkelstein, The Finkelstein Foundation, Inc., Shirley
          Finkelstein, Wilbur L. Ross, Jr.; Melvyn I. Weiss, M&B Weiss
          Family Partnership, J. Morton Davis, D.H. Blair Investment
          Banking Corp., Rivkalex Corporation, Rosalind Davidowitz, and
          James Finkelstein.                                                         M                 10.2

10.29     Subscription Agreement dated as of May 8, 2001 by and between
          News Communications, Inc. and D.H. Investment Banking Corp. for
          the purchase of 250,000 shares of common stock.                            M                 10.3

10.30     Subscription Agreement dated as of May 8, 2001 by and between
          News Communications, Inc. and D.H. Blair Investment Banking Corp.
          for the purchase of 150,000 shares of common stock.                        M                 10.4

10.31     Subscription Agreement dated as of May 8, 2001 by and between
          News Communications, Inc. and Rosalind Davidowitz for the
          purchase of 1,000,000 shares of common stock.                              M                 10.5

10.32     Subscription Agreement dated as of May 8, 2001 by and between
          News Communications, Inc. and James Finkelstein for the purchase
          of 750,000 shares of common stock.                                         M                 10.6

10.33     Warrant to purchase 1,000,000 shares of common stock of News
          Communications, Inc. at 1.10 per share issued to James
          Finkelstein.                                                               M                 10.7

10.34     Warrant to purchase 1,000,000 shares of common stock of News
          Communications, Inc. at $1.50 per share, dated as of May 8, 2001
          and issued to James Finkelstein.                                           M                 10.8

10.35     Warrant to purchase 1,000,000 shares of common stock of News
          Communications, Inc. at $2.00 per share, dated as of May 8, 2001
          and issued to James Finkelstein.                                           M                 10.9

10.36     Warrant Purchase Agreement dated as of April 19, 2001 by and between D.H. Blair Investment Banking Corp. and James
          Finkelstein.                                                               M                10.10

10.37     Warrant to purchase 150,000 shares of common stock of News
          Communications, Inc. at $1.00 per share, dated June 4, 2001 and
          issued to D.H. Blair Investment Banking Corp.                              M                10.11

10.38     Warrant to purchase 150,000 shares of common stock of News
          Communications, Inc. at $1.00 per share, dated June 4, 2001 and
          issued to James Finkelstein.                                               M                10.12

10.39     Stock Purchase Agreement, dated August 3, 2001, by and between
          News Communications, Inc. and Manhattan Media Corp.                        N                10.50

10.40     5% Promissory Note, dated August 3, 2001, in the principal amoun of $550,000 issued by Manhattan Media Corp. in favor of News
          Communications, Inc.                                                       N                10.51

10.41     Agreement dated as of November 11, 2002 by and between News
          Communications, Inc. and Tribco, LLC for sale of substantially
          all of the assets and liabilities of Tribco Incorporated.                  O                 10.1

10.42     Letter Agreement dated as of November 27, 2002 by and between
          News Communications, Inc. and Daniel Rattiner for the sale of 20
          shares of common stock of Dan's Papers, Inc.                               *


10.43     Amendment dated as of January 1, 2003 by and between News
          Communications, Inc. and D.H. Blair Investment Banking Corp. to
          extend maturity date of 8% Convertible Promissory Note in the
          amount of $200,000.                                                        *

 21       Subsidiaries of News Communications, Inc.                                  *

99.1      Certification of Chief Executive Officer pursuant to Section 906 of
          the Sarbanes-Oxley Act                                                     *

99.2      Certification of Chief Financial Officer pursuant to Section 906 of
          the Sarbanes-Oxley Act                                                     *

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

F Quarterly Report of the company on Form 10-QSB for the quarter ended August 31, 1996.

G Annual Report of the company on Form 10-KSB/A for the year ended November 30, 1996.

H Annual Report of the company on Form 10-KSB for the year ended November 30, 1997.

I Registration Statement on Form SB-2 (Registration No. 333-67407), declared effective by the SEC on January 14, 1999.

J Current Report of the company on Form 8-K relating to events occurring on July 28, 1999.

K Annual Report of the company on Form 10-KSB for the year ended November 30, 1999.

L Annual Report of the company on Form 10-KSB for the year ended December 31, 2000.

M Current Report of the company on Form 8-K relating to events occurring on June 4, 2001.

N Quarterly Report of the company on Form 10-QSB for the quarter ended June 30, 2001.

----------
*    Filed herewith.

(b)  Reports on Form 8-K

Current Report on Form 8-K filed on November 26, 2002 regarding the disposition of Tribco Incorporated.

Item 14. Controls and Procedures

     (a) The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

     (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to date of the evaluation referenced in paragraph (a) above.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 14, 2003

                                         NEWS COMMUNICATIONS, INC.


                                         By: /s/ James A. Finkelstein
                                            ------------------------------------
                                            James A. Finkelstein
                                            President & Chief Executive Officer,


                                         By: /s/ E. Paul Leishman
                                            ------------------------------------
                                            E. Paul Leishman
                                            Chief Financial Officer & Secretary

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                      Date
        ---------                           -----                      ----


 /s/ James A. Finkelstein   President & Chief Executive Officer   April 14, 2003
-------------------------
James A. Finkelstein


 /s/ E. Paul Leishman       Chief Financial Officer & Secretary   April 14, 2003
-------------------------
E. Paul Leishman


 /s/ Jerry Finkelstein.     Director                              April 14, 2003
-------------------------
Jerry Finkelstein


 /s/ Wilbur L. Ross, Jr.
-------------------------
Wilbur L. Ross, Jr.         Director                              April 14, 2003


                            Director                              April 14, 2003
-------------------------
Martin A. Bell


 /s/ Gary Weiss             Director                              April 14, 2003
-------------------------
Gary Weiss


 /s/ Martin Mendelsohn      Director                              April 14, 2003
-------------------------
Martin Mendelsohn


 /s/ Matthew Doull          Director                              April 14, 2003
-------------------------
Matthew Doull

                                 CERTIFICATIONS

I, James A. Finkelstein, certify that:

1. I have reviewed this annual report on Form 10-KSB of News Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 14, 2003

/s/ James A. Finkelstein
--------------------
James A. Finkelstein
President

I, E. Paul Leishman, certify that:

1. I have reviewed this annual report on Form 10-KSB of News Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ E. Paul Leishman
-----------------------
E. Paul Leishman
Chief Financial Officer

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Contents

--------------------------------------------------------------------------------

Independent auditors' report                                                   2

Consolidated financial statements:

   Balance sheet                                                               3
   Statements of operations                                                    4
   Statements of stockholders' equity                                          5
   Statements of cash flows                                                    6
   Notes to consolidated financial statements                             7 - 22

                  News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Independent Auditors' Report

Board of Directors and Stockholders of
News Communications, Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, NY
February 21, 2003, except for Note 16, as to which the date is March 24, 2003.

                  News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Balance Sheet

December 31, 2002
--------------------------------------------------------------------------------------------------
Assets
Current:
Cash                                                                                  $    552,476
Accounts receivable - net of allowance for doubtful accounts of $358,713                   471,737
Notes receivable                                                                           214,022
Other                                                                                      178,984
--------------------------------------------------------------------------------------------------
      Total current assets                                                               1,417,219
Restricted cash                                                                             34,102
Notes receivable, net of current portion                                                   876,667
Property and equipment at cost- net                                                        417,243
Goodwill                                                                                   314,809
Trade names, net                                                                           514,737
Other - net                                                                                  9,789
--------------------------------------------------------------------------------------------------
                                                                                      $  3,584,566
==================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                   $    550,861
   Accrued expenses                                                                        825,725
   Note payable, current portion                                                             4,445
   Unearned revenue                                                                         78,849
   Due to related parties                                                                  718,502
   Capital lease, current portion                                                           16,102
--------------------------------------------------------------------------------------------------
      Total current liabilities                                                          2,194,484
Due to related parties                                                                     941,633
Note payable, net of current portion                                                        16,669
Capital lease, net of current portion                                                       17,443
--------------------------------------------------------------------------------------------------
      Total liabilities                                                                  3,170,229
--------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 192,534 shares issued
   and outstanding: $2,039,500 aggregate liquidation value                                 192,534
Common stock, $.01 par value; authorized 100,000,000 shares; 10,844,744 shares
   issued and 10,186,410 outstanding                                                       108,447
Paid-in-capital preferred stock                                                          1,703,344
Paid-in-capital common stock                                                            25,550,672
Deficit                                                                                (26,238,931)
--------------------------------------------------------------------------------------------------
                                                                                         1,316,066
Less: Treasury stock, (658,334 common shares) - at cost                                   (901,729)
--------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           414,337
--------------------------------------------------------------------------------------------------
                                                                                      $  3,584,566
==================================================================================================

                    See accompanying notes to consolidated financial statements.

                  News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Operations

--------------------------------------------------------------------------------

Year ended December 31,                                             2002          2001
-----------------------------------------------------------------------------------------
Net revenues                                                    $11,244,171   $13,581,542
-----------------------------------------------------------------------------------------

Expenses:
   Editorial                                                      1,141,290     1,428,027
   Production and distribution                                    3,222,313     4,710,878
   Selling                                                        2,806,849     3,158,122
   General and administrative                                     4,511,241     5,544,957
   Depreciation and amortization                                    233,712       374,277
-----------------------------------------------------------------------------------------
Total expenses                                                   11,915,405    15,216,261
-----------------------------------------------------------------------------------------
      Loss from operations                                         (671,234)   (1,634,719)
Gain (loss) on sale of  subsidiaries                                 89,326      (917,696)
-----------------------------------------------------------------------------------------
Income (loss) before interest, minority interest in income of
   subsidiary and provision for income taxes                       (581,908)   (2,552,415)
Interest (income) expense, net                                      (16,189)       40,648
Minority interest in income of subsidiary                           121,500        41,000
-----------------------------------------------------------------------------------------
Loss before provision for income taxes                             (687,219)   (2,634,063)
Provision  for income taxes                                          48,215       162,999
-----------------------------------------------------------------------------------------
Net loss                                                        $  (735,434)  $(2,797,062)
=========================================================================================
Loss per common share:
   Basic and diluted                                            $     (0.07)  $     (0.29)
=========================================================================================
Weighted average number of common shares outstanding:
   Basic and diluted                                             10,616,326     9,743,819
=========================================================================================

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Stockholders' Equity

--------------------------------------------------------------------------------

Years ended December 31, 2002 and December 31, 2001
================================================================================

                                     Preferred stock    Paid-in capital       Common stock
                                   ------------------     - preferred     ---------------------
                                    Shares    Amount        stock           Shares      Amount
-----------------------------------------------------------------------------------------------
Balance, December 31, 2000         197,535   $197,535     $1,748,349       8,628,869   $ 86,288

Issuance of 1,000,000 shares of
   common stock - par $.01 at
   $1.00                                --         --             --       1,000,000     10,000

Conversion of 8% Convertible
   Notes and accrued interest to
   1,196,169 shares of common
   stock                                --         --             --       1,196,169     11,962

Conversion of 5,000 shares $10
   preferred to 19,106 shares of
   common stock                     (5,000)    (5,000)       (45,000)         19,106        191

Dividends on preferred stock            --         --             --              --         --

Net loss                                --         --             --              --         --
===============================================================================================
Balance, December 31, 2001         192,535    192,535      1,703,349      10,844,144    108,441

Conversion of 1 share 10%
   preferred to 600 shares of
   common stock                         (1)        (1)            (5)            600          6

Acquisition of 500,001 shares
   of common stock from sale of
   subsidiary                           --         --             --              --         --

Dividends on preferred stock            --         --             --              --         --

Net loss                                --         --             --              --         --
-----------------------------------------------------------------------------------------------
Balance, December 31, 2002         192,534   $192,534     $1,703,344      10,844,744   $108,447
===============================================================================================

                                                                                      Total
                                   Paid-in capital -                   Treasury   stockholders
                                     common stock         Deficit       Stock       equity
----------------------------------------------------------------------------------------------
Balance, December 31, 2000            $23,326,656      $(22,704,179)  $(491,729)  $ 2,162,920

Issuance of 1,000,000 shares of
   common stock - par $.01 at
   $1.00                                  990,000                --          --     1,000,000

Conversion of 8% Convertible
   Notes and accrued interest to
   1,196,169 shares of common
   stock                                1,184,207                --          --     1,196,169

Conversion of 5,000 shares $10
   preferred to 19,106 shares of
   common stock                            49,809                --          --            --

Dividends on preferred stock                   --            (1,128)         --        (1,128)

Net loss                                       --        (2,797,062)         --    (2,797,062)
==============================================================================================
Balance, December 31, 2001             25,550,672       (25,502,369)   (491,729)    1,560,899

Conversion of 1 share 10%
   preferred to 600 shares of
   common stock                                --                --          --            --

Acquisition of 500,001 shares
   of common stock from sale of
   subsidiary                                  --                --    (410,000)     (410,000)

Dividends on preferred stock                   --            (1,128)         --        (1,128)

Net loss                                       --          (735,434)         --      (735,434)
----------------------------------------------------------------------------------------------
Balance, December 31, 2002            $25,550,672      $(26,238,931)  $(901,729)  $   414,337
==============================================================================================

                     See accompanying notes to consolidated financial statements

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

Year ended December 31,                                       2002          2001
-----------------------------------------------------------------------------------
Cash flows from operating activities
Net Loss                                                   $ (735,434)  $(2,797,062)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                              233,712       374,277
   Provision for doubtful accounts                            159,300       418,644
   Minority interest                                          121,500        41,000
   (Gain) loss on sale of subsidiary                          (89,326)      917,696
   Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                     437,918      (167,846)
      Other current assets                                    (38,093)       32,585
      Restricted cash                                          68,203      (102,305)
      Other assets                                             34,432        (2,275)
   Increase (decrease) in:
      Accounts payable and accrued expenses                  (109,936)     (427,934)
      Other liabilities                                       (13,488)      166,767
      Related party payable                                   246,962            --
-----------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           315,750    (1,546,453)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                       (46,829)     (387,310)
   Proceeds from sale of subsidiary                           318,333       635,000
-----------------------------------------------------------------------------------
Net cash used in investing activities                         271,504       247,690
-----------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants             --     1,000,000
   Payment of related party notes payable                    (400,000)     (304,011)
   Dividend on preferred stock                                 (1,128)       (1,128)
   Proceeds from related party notes payable                       --       500,000
   Payment of capital lease obligations                       (17,444)      (14,760)
   Payments on automobile loan                                 (1,111)           --
   Payment of other current liabilities                      (300,000)           --
   Collection of note receivable                               88,400        20,777
-----------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (631,283)    1,200,878
-----------------------------------------------------------------------------------
Net decrease in cash                                          (44,029)      (97,885)
Cash, beginning of year                                    $  596,505   $   694,390
-----------------------------------------------------------------------------------
Cash, end of year                                          $  552,476   $   596,505
===================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                  $    4,312   $   138,847
   Cash paid during the year for income taxes                  97,616       108,000
Non-cash activities:
   Purchase of automobile - debt incurred                      22,226            --
   Purchase of minority interest - debt incurred            1,600,000            --
   Purchases of equipment under capital leases                     --        44,888
   Conversion of preferred stock into common stock                 --        50,000
   Common stock issued to President                                --       250,000
   Disposition of assets - notes received                     386,667       725,000
   Disposition of assets - treasury stock received            410,000            --
   Conversion of related party notes payable and accrued
      interest to common stock                                     --     1,196,169
-----------------------------------------------------------------------------------

                     See accompanying notes to cosolidated financial statements.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   Organization and Industry Segment

     Description of Business - News Communications, Inc., a Nevada corporation, through its subsidiaries, publishes and distributes advertiser-supported newspapers. The Company's publishing subsidiaries are Dan's Papers, Inc. ("DPI") and Capital Hill Publishing Corp. ("Capital Hill"). News Communications, Inc. and Subsidiaries ("NCI", or the "Company) function in one industry segment, which is the news publication business.

     On November 11, 2002, NCI sold substantially all of the assets and liabilities of Tribco Incorporated. On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group. On April 30, 2001, NCI sold substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publisher, Inc. (see Note 15).

2.   Summary of Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements of the Company include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated. The ownership interest of non-controlling owners is reflected as minority interest.

     Fair Value of Financial Instruments - The carrying amounts reported in the consolidated balance sheet for cash, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. It is not practical to determine the fair value of the debt to related parties.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates have been made by management with respect to the Company's allowance for doubtful accounts, amortization relating to trade names, and other items. Actual results could differ from those amounts.

     Allowance for Doubtful Accounts - Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve based on certain percentages of the aged receivables, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2002 is adequate.

     Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of various estimated useful lives of the assets, using the straight-line method as follows:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

                                                                Years
     -----------------------------------------------------------------------------------
     Furniture, fixtures, and office equipment                 5 - 10
     Leasehold improvements                      Shorter of useful life of asset or
                                                           length of lease
     Computer equipment                                           5
     Distribution boxes                                           5
     -----------------------------------------------------------------------------------

     Intangibles - Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of trade names and goodwill. Trade names are being amortized over twenty years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over twenty years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142") and suspended the amortization of goodwill. Goodwill has not been amortized, but instead is now evaluated for impairment. See Notes 4 and 5 for the impact of the adoption of SFAS 142.

     Long-Lived Assets - Long-lived assets, such as trade names and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable though the estimated undiscounted future cash flows form the use of these assets. When any such impairment exists, the related assets will be written down to fair value. Other than the loss on sale of subsidiaries in 2001, no impairment losses have been necessary through December 31, 2002.

     Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $78,849 at December 31, 2002, represent future advertisements that have been paid for by customers in advance.

     Seasonality - One of the Company's publications (which generated approximately 43% of revenues for the year ended December 31, 2002 and approximately 32% for the year ended December 31, 2001) is a resort-area newspaper that earns a significant portion of its revenue during the summer months.

     Shipping and Handling Costs - Shipping and handling costs billed to customers are recorded as revenue and are immaterial. The costs associated with shipping goods to customers are recorded as an operating expense.

     Concentration of Customers - The majority of the Company's customers are located in the Washington, D.C. and Eastern Long Island areas.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to

                   News Communications, Inc. and Subsidiaries

     credit risk. As of December 31, 2002, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

     Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of preferred stock. Common stock equivalents were not included in the calculations in 2002 or 2001 since their effects were anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ended December 31, 2002 and December 31, 2001.

     For the years ended December 31, 2002 and 2001, options to purchase 743,156 and 752,325 shares of common stock, warrants to purchase 3,315,873 and 3,432,222 shares of common stock, convertible preferred shares convertible into 752,045 and 752,645 shares of common stock, and convertible notes convertible into 229,172 and 213,172 shares of common stock, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

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

     Accounting for Stock-Based Compensation - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has presented certain pro forma and other disclosures related to stock-based compensation plans. See Note 11 for disclosure of assumptions utilized in the calculation of fair value.

     In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

     Year ended December 31,                                    2002         2001
     -------------------------------------------------------------------------------
     Pro forma net loss:
        Net loss as reported                                 $(735,434)  $(2,797,062)
        Additional compensation expense under SFAS No. 123    (116,894)     (287,332)
     -------------------------------------------------------------------------------
                                                              (852,328)   (3,084,394)
     Loss per share - basic and diluted:
        As reported                                          $   (0.07)  $     (0.29)
        Pro forma                                            $   (0.08)  $     (0.32)
     ===============================================================================

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     In December 2002, the FASB issued SFAS No. 148 which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The Company plans to continue using the intrinsic value method for stock based compensation.

3.   Property and Equipment

     Major classes of property and equipment are as follows:

     December 31, 2002
     ---------------------------------------------------------------------------
     Leasehold improvements                             231,689
     Computer equipment and software                    405,905
     Furniture, fixtures and office equipment           258,750
     Automobile                                          23,084
     Distribution boxes                                   9,570
     ---------------------------------------------------------------------------
                                                        928,998
     Less:  Accumulated depreciation and amortization   511,755
     ---------------------------------------------------------------------------
     Property and equipment, net                        417,243
     ===========================================================================

     Property and equipment included assets under capital leases at December 31, 2002 with a cost of $61,756 and accumulated depreciation of $30,878.

     Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $173,758 and $212,337, respectively.

4.   Intangible Assets

     Goodwill - As of January 1, 2002, the Company adopted SFAS 142 that requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2002, the net carrying amount of goodwill is $314,809. The Company recorded this goodwill in connection with the acquisition of minority interest in September 2002 (see Note 5). The Company completed its first fair value-based goodwill impairment test, which resulted in no impairment loss being recorded.

     The impact of goodwill amortization on the year ended December 31, 2001 net loss and loss per common share was ($59,805) and ($0.006), respectively. Had the Company adopted SFAS 142

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     on January 1, 2001, the year ended December 31, 2001 net loss would have been ($2,737,257) and the loss per common share would have been ($0.28). Trade names - Trade names are amortized on a straight-line basis over 20 years. The Company recorded the trade names in connection with the acquisition of minority interest in September 2002 (see Note 5). Trade names and goodwill as of December 31, 2002 consisted of:

     December 31, 2002
     ---------------------------------------------------------------------------
     Trade names                        $521,253
     Less:  Accumulated amortization:      6,516
     ---------------------------------------------------------------------------
                                        $514,737
     ===========================================================================

     Amortization expense of $59,954 and $102,135 was recognized for the years ended December 31, 2002 and December 31, 2001. Amortization expense for each of the five succeeding years is estimated to be approximately $26,000 per year.

5.   Acquisition of Minority Interest

     On September 23, 2002 the minority shareholder, a related party, of DPI notified the Company of his intention to exercise an option to sell to NCI the 20% stock ownership that the party holds in Dan's at a purchase price of $1,600,000. An amount of $400,000 was paid on November 27, 2002 and the balance to be paid, with interest, at prime plus one percent in two equal installments (i.e. $600,000 plus interest) on November 27, 2003 and 2004, which amounts may be paid in 2004 and 2005 without violating the terms of the Company's agreement with the minority shareholder.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the minority interest occurred on January 1, 2001 and includes trade name amortization expense for 2002 and 2001 (see Note 15):

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

                                              Year Ended
                                 -------------------------------------
                                 December 31, 2002   December 31, 2001
                                 -----------------   -----------------
     Net loss                        $(651,668)         $(2,782,125)

     Net loss per share, basic
        and diluted                  $   (0.06)         $     (0.29)

     The acquisition of the minority interest was accounted for under the purchase method of accounting, applying the provisions of Statements of Financial Accounting Standards No. 141 and, as a result, the Company recorded the acquisition of the minority interest in the assets and liabilities of Dan's at their estimated fair values with the excess of the purchase price over these amounts being recorded as trade names ($521,253) and goodwill ($314,809) (see Note 4).

6.   Related Parties

     During the year 2000, the Company received $1,150,000 in the form of 8% Convertible Notes payable to principal shareholders of the Company. The notes and interest were due on December 31, 2001, or earlier, upon the next round of equity financing. On June 4, 2001 the principal shareholders consummated a Subscription Agreement pursuant to which the principal shareholders converted $1,150,000 of the Company's 8% Convertible Notes plus accrued interest of $46,169 into 1,196,169 shares of the Company's Common Stock at a price of $1.00 per share (See Note 9).

     During March 2001, the Company received $200,000 in the form of an 8% Convertible Note from a principal shareholder of the Company. As amended, Principal and interest are due on the earlier of (a) January 1, 2004, or
     (b) upon the next round of equity financing and have a stated interest rate of 8% per annum. As of December 31, 2002, accrued interest was $29,172. The holder of the 8% Convertible Note has the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the notes.

     During April 2001, the Company received $300,000 in the form of an 8% Revolving Note from a revolving credit facility that was dated March 31, 2001 from a principal shareholder of the Company. Under terms of the agreement, the principal shareholder was willing to make available on a revolving basis from time to time an aggregate principal amount not to exceed $1,000,000 at a stated interest rate of 8%. The aggregate amount of the Revolving Loans and interest were due on the earlier of (a) March 31, 2002, or (b) upon the next round of equity financing, or (c) receipt of proceeds (net of any anticipated costs or expenses associated therewith) from the sale of a subsidiary. The holder of the 8% Revolving Loan has the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the loan.

     During June 2001, the Company repaid to a related party the principal amount of $300,000 plus accrued interest on the Revolving Note mentioned above, and the corresponding revolving credit facility was terminated. Upon payment in full of the revolving loans in June 2001, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     300,000 5-year warrants to purchase the Company's Common Stock at an exercise price of $1.00 per share (see Note 12). The fair value of the 300,000 warrants was immaterial.

     Pursuant to a Subscription Agreement, which was consummated on June 4, 2001, the principal shareholders purchased 250,000 shares of the Company's Common Stock at the price of $1.00 per share. The shares purchased were immediately surrendered to the Company in order to allow the Company to issue the 250,000 shares to its President as described in Note 9.

     On December 11, 2002, the former Editor-in-Chief and Publisher of The Hill, concurrent with his resignation, exercised an option to liquidate and cash-out a phantom equity interest in The Hill, that was granted to him upon the start-up and launch of The Hill in 1994. Although the Company is finalizing the agreement, it is expected that approximately $224,500 will be due and payable to him. This includes the phantom equity interest, accrued bonus and vacation, plus interest at 8%. It is anticipated that such payment will be paid in three installments. Two installments that will total approximately $112,250 will be made over April and May 2003 and the final installment of approximately $112,250 will be made in May 2004 with interest at 8%. Compensation expense of approximately $224,500 associated with this transaction is included in general and administrative expense. Current amounts payable to this person for the year ended
     December 31, 2002 includes approximately $112,250.

     Current amounts payable to related parties in the amount of $718,502 at December 31, 2002 primarily consisted of a Note in the amount of $600,000 at an interest rate of prime plus one percent, due to the former minority shareholder (see Note 5), and approximately $112,250 due to the former Editor-in-Chief and Publisher of The Hill.

     Long-term amounts payable to related parties in the amount of $941,633 at December 31, 2002 primarily consisted of an 8% Convertible Note in the amount of $200,000 to principal shareholders of the Company and a Note in the amount of $600,000 at an interest rate of prime plus one percent, due to the former minority shareholder (see Note 5), and approximately $112,250 due to the former Editor-in-Chief and Publisher of The Hill

     Interest expense for the years ended December 31, 2002 and 2001 relating to the above notes was approximately $22,000 and $56,000, respectively.

     Certain Company office facilities have been leased since 1988 from an officer of a subsidiary of the Company. Rental expense amounted to approximately $88,600 and $77,300 for the years ended December 31, 2002 and 2001, respectively. The lease payment is adjusted annually based on the Consumer Price Index. The lease term is for ten years with a renewal option of five years. The original lease terms expires on October 31, 2008.

     Amounts owed to officers and other employees of the Company for bonus and expenses amounted to approximately $168,900 at December 31, 2002, which are included in accrued expenses.

7.   Leases

     The Company leases all operating facilities under operating leases expiring through October 2008. Rent expense under operating leases was approximately $444,000 and $563,000 for the years ended December 31, 2002 and 2001, respectively. The future minimum payments under non-cancelable leases for operating facilities and equipment (capital leases) consisted of the following at December 31, 2002:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

                                                             Capital   Operating
     Year ending December 31,                                 Leases    Leases
     ---------------------------------------------------------------------------
     2003                                                    $16,102    $300,307
     2004                                                     16,102     256,826
     2005                                                      1,341     105,127
     2006                                                         --      96,963
     2007                                                         --      91,835
     Thereafter                                                   --      77,180
     ---------------------------------------------------------------------------
     Total minimum lease payments                            $33,545    $928,238
     ===========================================================================

     The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

8.   Commitments

     In June 2001, the Company entered into a Letter Agreement with the President of the Company. The Letter Agreement provides for his employment at a base salary of $150,000 per annum plus bonuses and other benefits (adjusted for an increase of not less than 5% on January 1, 2002 and annually thereafter). In January 2003, the Board of Directors granted to Mr. Finkelstein an increase in the base salary of $100,000 to $250,000, effective January 1, 2003. Additionally, the Board granted a bonus of $25,000 for the year ending December 31, 2002 that will be paid in 2003.

     The Company has an employment agreement expiring in 2007 with the Publisher and Editor of Dan's Papers. The agreement stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits of approximately $50,000 annually.

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

     As of December 31, 2002, the Company had a letter of credit with a lessor for $34,102. This was secured by a certificate of deposit in the same amount, which is recorded as restricted cash on the consolidated balance sheet.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     Employee Benefit Plan - The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions are discretionary and are determined on a yearly basis by the Company. For the years ended December 31, 2002 and 2001, there were no matching contributions.

9.   Common Stock

     At December 31, 2002, the Company has approximately 5,040,246 shares of common stock reserved for issuance upon conversion of outstanding preferred stock, exercise of options and warrants and convertible notes.

     In May 2002, a holder converted 1 share of 10% preferred stock into 600 shares of common stock.

     In October 2001, a holder converted 5,000 shares of $10 preferred stock into 19,106 shares of common stock.

     In June 2001, the Company issued an aggregate of 1,196,169 shares of common stock upon the conversion of the $1,150,000 aggregate principal amount of the Company's 8% Convertible Notes and accrued interest thereon and the Company sold 250,000 shares of Common Stock at a price of $1.00 per share. The 250,000 shares which were subsequently surrendered to the Company.

     Pursuant to the terms of a Subscription Agreement which was consummated on June 4, 2001, the President acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001. The Company also issued to the President in consideration for his investment in NCI, 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events (see Note 6). As further consideration for the investment by the President, the Company issued to the President 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share (see Note 12). The warrants were exercisable on May 16, 2002.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

10.  Preferred Stock

     Preferred stock consisted of the following:

     December 31, 2002
     -------------------------------------------------------------------------------
     10% nonvoting convertible preferred stock, 1,245 shares
     authorized; 20 shares issued and outstanding, $500 per share per
     annum cumulative dividends, $100,000 liquidation value (a)             $     20

     8% convertible preferred stock, 297 shares authorized, 14 shares issued and outstanding, $80 per share per annum cumulative
     dividends, $14,000 liquidation value (b)                                     14

     $10 convertible preferred stock, 200,000 shares authorized,
     192,500 issued and outstanding, $1,925,500 liquidation value (c)        192,500
     -------------------------------------------------------------------------------
                                                                            $192,534
     ===============================================================================

(a) The 10% nonvoting convertible preferred stock is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 600 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

     During 2002, there was a conversion of one share of 10% convertible preferred stock into 600 shares of common stock. As a result, common stock at par increased by $6, preferred stock at par decreased by $1, and additional paid-in capital-preferred stock decreased by $5. During 2001, there were no conversions by holders of the Company's 10% nonvoting convertible preferred stock.

(b) The 8% convertible preferred stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price of $6.30, which is subject to standard anti-dilution provisions. The 8% convertible preferred stock has no voting rights except if the Company is in default of four consecutive payments, then holders are entitled to vote.

     During 2002 and 2001, there were no conversions by holders of the Company's 8% convertible preferred stock.

     During the years ended December 31, 2002 and 2001 dividends totaling $1,128 were accrued for the holders of the 8% convertible preferred stock.

(c) In October 1996, the Company entered into an agreement with a group of investors to which the Company issued 200,000 shares of a newly designated $10.00 convertible preferred stock for an aggregate consideration of $2,000,000. In April 1998, the Company entered into an agreement pursuant to which the Company issued 20,000 shares of $10 convertible preferred stock - Series 2, for an aggregate consideration of $200,000. The holders of $10 convertible preferred stock,

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     acting as a single class, are entitled to nominate and elect, at all times, one-half of the total number of directors of the Company. In May 2001, the $10 convertible preferred stockholders waived this right as long as James
     A. Finkelstein is serving as President and Chief Executive Officer.

     During 2002 there was no conversion by holders of the Company's $10 convertible preferred stock. In October 2001, holders of the Company's $10 convertible preferred stock converted 5000 shares into 19,106 shares of common stock. As a result, common stock at par increased by $191, additional paid in capital common stock increased by $49,809, preferred stock at par decreased by $5,000 and additional paid-in capital preferred stock decreased by $45,000.

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

     The holders of the $10 convertible preferred stock have substantially the same voting rights as the holders of the Company's common stock; however, the vote of the holders of the $10 convertible preferred stock, acting as a single class, is required for shareholder approval of certain corporate matters. Each holder of the $10 convertible preferred stock is entitled to the number of votes that he or she would have had if each share of the $10 convertible preferred stock had been converted into shares of common stock.

11.  Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has elected, as permitted by SFAS No. 123, to account for its employee plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, as described in Note 2. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS No. 123 accounting standard had been adopted. The fair value of options for purposes of the SFAS No. 123 pro forma disclosures has been estimated using a Black-Scholes option-pricing model.

     In July 1999, the Company entered into a stock option agreement with two directors for five-year options to purchase an aggregate of $350,000 shares of common stock at an exercise price of $2.25 per share. The options are immediately exercisable.

     Information regarding the Company's stock option plans is as follows:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------
(a) 1987 Stock Option Plan - The Company has a Stock Option Plan (the "Plan"), which it adopted in 1987, pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and non-qualified stock options to employees, officers and directors of the Company. Under the Plan, a maximum of 122,222 shares of common stock are available for issuance. The option price will be the fair market value (110%) of the fair market value for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock) as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. The following is a summary of transactions:

     Year ended December 31,                             2002     2001
     -------------------------------------------------------------------
     Outstanding, beginning of period                   13,333    25,833
     Granted during the period                              --        --
     Terminated during the period                       (5,000)  (12,500)
     -------------------------------------------------------------------
     Outstanding, end of period (1)                      8,333    13,333
     -------------------------------------------------------------------
     Options exercisable, December 31                    8,333    13,333
     -------------------------------------------------------------------
     Weighted average remaining contractual years at
        December 31                                        1.6       2.3
     -------------------------------------------------------------------

     With an exercise price per share ranging from $6.00 to $7.88, the weighted average exercise price per share at December 31, 2002 and 2001 was $7.39 and $7.10, respectively. At December 31, 2002 and 2001 there were 113,889 and 108,889 shares available for future grants, respectively.

(b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended December 31, 2002 and 2001.

     On August 17, 1993, the Board also adopted a Non Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 166,667 shares of common stock is available for issuance. The Non Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2002, options to purchase 26,664 shares of common stock were granted at an exercise price of $0.79 per share and a fair market value of $0.47 per share. The following is a summary of transactions relating to the Directors and Officers' Stock Option Plans:

     Year ended December 31,                             2002      2001
     --------------------------------------------------------------------
     Outstanding, beginning of period                  269,992    358,328
     Granted during the period                          26,664     26,664
     Terminated during the period                           --   (115,000)
     --------------------------------------------------------------------

                   News Communications, Inc. and Subsidiaries

------------------------------------------------------------------------

     Outstanding, end of period (1)                    296,656   269,992
     -------------------------------------------------------------------
     Options exercisable at December 31                296,656   269,992
     -------------------------------------------------------------------
     Weighted average remaining contractual years at
        December 31                                        2.1       2.9
     -------------------------------------------------------------------


     (1) With an exercise price per share ranging from $0.79 to $7.88, the weighted average exercise price at December 31, 2002 and 2001 was $4.60 and $4.97 per share, respectively.

(c) 1999 Stock Option Plan - The Company has a stock option plan (the "1999 Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and nonqualified stock options to employees, officers and directors of the Company and other individuals providing services to or for the Company. Under the Plan, a maximum of 200,000 shares of common stock are available for issuance. The option price will be the fair market value as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. In June 2000, the company entered into stock option agreements with certain employees for options to purchase 136,000 shares of common stock at an exercise price of $1.188 per share. The options vested in June 2002. In November 2000, the Company entered into a stock option agreement with a consultant for options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share. The options vested immediately. The following is a summary of transactions:

     Year ended December 31,                             2002      2001
     -------------------------------------------------------------------
     Outstanding, beginning of period                   74,000   131,500
     Granted during the period                              --        --
     Terminated during the period                      (27,500)  (57,500)
     -------------------------------------------------------------------
     Outstanding, end of period (1)                     46,500    74,000
     -------------------------------------------------------------------
     Options exercisable at December 31                 46,500    18,000
     -------------------------------------------------------------------
     Weighted average remaining contractual years at
        December 31                                        9.6       9.8
     -------------------------------------------------------------------

          (1) With an exercise price per share ranging from $1.00 to $1.19, the weighted average exercise price at December 31, 2002 was $1.11 and $1.14, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options and warrants (see Note 12) are amortized to expense over the vesting period of the options and warrants. The fair value of these options and warrants was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rate of 3.41% from 4.49% to 4.93%; volatility factor of the expected market price of the Company's common stock of 70.0%; and weighted average expected lives of 5 and 8.3 years (see Note 2).

12.  Stock Warrants

     At December 31, 2002, the Company has 3,315,873 shares of stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------
     Non-Redeemable Warrants - At December 31, 2002 and 2001, the Company had outstanding 3,315,873 and 3,432,222 non-redeemable warrants, respectively. At December 31, 2002 and 2001, 3,315,873 and 432,222 non-redeemable warrants were exercisable, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $1.00 to $2.00 per share. The warrants are exercisable and expire on the following dates:

     Number of warrants      Grant date      Expiration date
     --------------------------------------------------------
             15,873       January 11, 2000   January 11, 2005
            300,000           June 4, 2001       June 4, 2006
          3,000,000           June 4, 2001     April 19, 2006
     --------------------------------------------------------

     There were no exercises of non-redeemable warrants during the years ended December 31, 2002 and 2001. During 2002, 116,349 non-redeemable warrants expired, unexercised.

     All of the warrants that expire January 2005 were issued in connection with the conversion of 8% preferred stock to common stock (see Note 9). All of the warrants that expire June 2006 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note (see Note 6). All of the warrants that expire April 2006 were issued to the President of the Company, pursuant to a Letter Agreement, as additional consideration for his common stock investment (see Notes 6 and 9).

13.  Income Taxes

     The Company has a deferred tax asset amounting to approximately $9 million at December 31, 2002, principally relating to cumulative net operating loss carry forward and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of the operating loss carry forward giving rise to uncertainty as to whether the deferred tax asset is realizable

     As of December 31, 2002, the Company had net operating loss income tax carryforwards of approximately $16.8 million, which expire in the years 2007 through 2022. Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. The Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of an ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

     The Company recorded provisions of approximately $48,000 and $163,000 for state and local income taxes for the years ended December 31, 2002 and 2001, respectively.

14.  Recent Accounting Standards

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 address financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of this statement. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial position or results of operations.

15.  Sale of Subsidiaries

     On November 11, 2002, NCI completed the sale of substantially all of the assets and liabilities of Tribco Incorporated ("Queens") to Queens Tribco LLC for $1,115,000 resulting in a net gain of approximately $89,000. As part of the proceeds, the buyer paid cash of $318,333, surrendered 500,001 shares of common stock having a value of $410,000 based upon a price of $0.82 per share, and issued to NCI a note in the principal amount of $386,667 with interest of 5% per annum. The note is payable in installments of $135,000 plus accrued interest, $135,000 plus accrued interest, and $116,667 plus accrued interest on the first, second and third anniversary dates, respectively. The note is secured by all of the assets of Queens Tribune LLC.

     The revenues for Queens for the year ended December 31, 2002 aggregated approximately $2,760,000.

     On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group ("Manhattan") to Manhattan Media Corp. for $910,000 resulting in a net loss of approximately $375,000. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance was paid on the first anniversary. A second principal payment of $50,000 plus accrued interest on the outstanding balance is due on the second anniversary date. The current principal payment due is included in other current assets on the consolidated balance sheet. The remaining principal balance of the note together with all other amounts including accrued interest is payable by Manhattan Media Corp. to the Company on August 3, 2004. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group.

     On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. ("Nassau") to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $525,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued interest was paid on the first anniversary date and accrued and unpaid interest is payable on the second anniversary date. The outstanding principal balance of $175,000 plus accrued and unpaid interest is payable on the third anniversary date. The note is secured by all of the assets of NCN Acquisition LLC.

     Revenues for Manhattan and Nassau for the year ended December 31, 2001 aggregated approximately $2,209,000.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     The following is a summary of the notes receivable related to the sale of four of the Company's subsidiaries (Parkchester Publishing Co., Inc. was sold in 2000).

     Notes Receivable as of December 31, 2002
     ------------------------------------------------------------------------------
     Sale of substantially all of the assets and liabilities of Queens   $  386,667
     Sale of Manhattan                                                      500,000
     Sale of substantially all of the assets and liabilities of Nassau      175,000
     Sale of Parkchester Publishing Co., Inc.                                29,022
     ------------------------------------------------------------------------------
                                                                          1,090,689
     Less: current maturities                                              (214,022)
     ------------------------------------------------------------------------------
     Notes receivable, long-term                                         $  876,667
     ==============================================================================

16.  Subsequent Event

     The Company is planning to grow the operations of it's core publications, Dan's Papers and The Hill, and to launch a new publication mid-2003. These investments are being financed in part by the proceeds of Common Stock Subscriptions. A total of $100,000 was generated from the sale of the Company's common stock pursuant to Stock Subscription agreements. Pursuant to the terms of a Subscription Agreement, which was consummated on March 17, 2003, the President acquired 50,000 shares of NCI's common stock at $1.00 per share. Likewise, pursuant to terms of a Subscription Agreement, which was consummated on March 24, 2003, a shareholder acquired 50,000 shares of NCI's common stock at $1.00 per share.