Form 10QSB
period 2003-03-31
NEWS COMMUNICATIONS INC
filed 2003-05-20
CIK 794487

                     U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 2003.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the transition period from _________ to _________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                      13-3346991
  ------------------------------                       -------------------
  (State or Other Jurisdiction of                         (IRS Employer
   Incorporation or Organization)                      Identification No.)

       2 Park Avenue, Suite 1405
           New York, New York                                  10016
---------------------------------------                     ----------
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

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 6, 2003, is $2,129,427.

     The number of shares of common stock outstanding as of May 6, 2003 was 10,339,410.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.          Financial Information

   Item 1.       Financial Statements

                 Unaudited Consolidated Balance Sheet at March 31,
                    2003.................................................     3

                 Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 2003 and 2002...........     4

                 Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2003 and 2002...........     5

                 Notes to Consolidated Financial Statements..............     6

   Item 2.       Management's Discussion and Analysis or Plan of
                    Operation............................................     8

   Item 3.       Controls and Procedures.................................    13

PART II.         Other Information

   Item 5.       Other Information.......................................    13

   Item 6.       Exhibits and Reports on Form 8-K........................    13

Signatures       ........................................................    14

Certifications   ........................................................    15

Exhibit 99.1     Certification of Principal Executive Officer............    17

Exhibit 99.2     Certification of Principal Financial Officer............    18

                                     PART I
                              Financial Information
                          ITEM 1 - Financial Statements
                   News Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of March 31, 2003

Assets
Current:
Cash                                                                           $   305,932
Accounts receivable - net of allowance for doubtful accounts of $322,534           639,667
Notes Receivable                                                                   202,973
Other                                                                              217,948
                                                                               -----------
      Total current assets                                                       1,366,520
Restricted Cash                                                                     34,102
Notes Receivable, net of current portion                                           876,667
Property and equipment at cost- net                                                416,150
Goodwill                                                                           314,809
Trade names, net                                                                   508,221
Other - net                                                                         17,054
                                                                               -----------
                                                                               $ 3,533,523
                                                                               ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                            $   767,743
   Accrued expenses                                                                881,209
   Note payable, current portion                                                     4,445
   Unearned revenue                                                                153,849
   Due to related parties                                                          734,037
   Capital lease, current portion                                                   23,209
                                                                               -----------
      Total current liabilities                                                  2,564,492
Due to related parties                                                             945,578
Note payable, net of current portion                                                15,558
Capital lease, net of current portion                                               41,848
                                                                               -----------
      Total liabilities                                                          3,567,476
                                                                               -----------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 192,529
   shares issued and outstanding: $2,039,500 aggregate liquidation value          192,529
Common stock, $.01 par value; authorized 100,000,000 shares; 10,844,744
   shares issued and 10,289,410 outstanding                                        109,477
Paid-in-capital preferred stock                                                  1,703,320
Paid-in-capital common stock                                                    25,649,672
Deficit                                                                        (26,787,222)
                                                                               -----------
                                                                                   867,776
Less: Treasury stock, (658,334 common shares) - at cost                           (901,729)
                                                                               -----------
      Total stockholders' equity                                                   (33,953)
                                                                               -----------
                                                                               $ 3,533,523
                                                                               ===========

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations

Three months ended March 31,                                      2003           2002
                                                              -----------   -----------
Net revenues                                                  $ 1,571,062   $ 2,489,107
                                                              -----------   -----------

Expenses:
   Editorial                                                      326,984       275,876
   Production and distribution                                    396,453       683,152
   Selling                                                        520,633       642,569
   General and administrative                                     819,522     1,257,040
   Depreciation and amortization                                   46,125        60,725
                                                              -----------   -----------
Total expenses                                                  2,109,717     2,919,362
                                                              -----------   -----------
Loss from operations, before interest, minority interest in
   income of subsidiary and provision for income taxes           (538,655)     (430,255)
Interest (income) expense, net                                      7,352        (4,693)
Minority interest in income of subsidiary                              --       (45,000)
                                                              -----------   -----------
Loss before provision for income taxes                           (546,007)     (470,562)
Provision for income taxes                                         (2,000)      (27,500)
                                                              -----------   -----------
Net loss                                                      $  (548,007)  $  (498,062)
                                                              ===========   ===========
Loss per common share:
   Basic and diluted                                          $     (0.05)  $     (0.05)
                                                              ===========   ===========
Weighted average number of common shares outstanding:
   Basic and diluted                                           10,201,654    10,685,811
                                                              ===========   ===========

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

Three months ended March 31,                                                     2003        2002
                                                                              ---------   ---------
Cash flows from operating activities
Net Loss                                                                      $(548,007)  $(498,062)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 46,125      60,725
   Provision for doubtful accounts                                              (34,300)     77,200
   Minority interest                                                                 --      45,000
   Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                                      (133,630)      2,755
      Other current assets                                                      (36,834)      7,470
      Other assets                                                                1,256      11,068
    Increase in:
      Accounts payable and accrued expenses                                     272,365     212,198
      Other liabilities                                                          75,000      25,110
      Related party payable                                                      19,480       3,945
                                                                              ---------   ---------
Net cash used in operating activities                                          (338,545)    (52,591)
                                                                              ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                                         (13,630)    (12,250)
                                                                              ---------   ---------
Net cash used in investing activities                                           (13,630)    (12,250)
                                                                              ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                          100,000          --
   Dividend on preferred stock                                                     (282)       (282)
   Payment of capital lease obligations                                          (4,025)     (4,025)
   Payments on automobile loan                                                   (1,111)         --
   Collection of note receivable                                                 11,049       5,250
                                                                              ---------   ---------
Net cash provided by financing activities                                       105,631         943
                                                                              ---------   ---------
Net decrease in cash                                                           (246,544)    (63,898)
Cash, beginning of year                                                         552,476     596,505
                                                                              ---------   ---------
Cash, end of year                                                             $ 305,932   $ 532,607
                                                                              =========   =========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                     $   2,003   $   5,423
   Cash paid during the year for income taxes                                    12,155      29,841
Non-cash activities:
   Purchases of equipment under capital leases                                   24,886          --
   Conversion of preferred stock into common stock                                   30          --
                                                                              =========   =========

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

The Company is planning to grow the operations of its core publications, Dan's Papers and The Hill. The Company intends to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries, from the sale of minority interests in its new publication or by a sale of assets. A total of $150,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investment to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation due to the former minority owner of Dan's Papers and pay $121,458 to the former publisher of The Hill. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that approximately $1,200,000 in funds needs to be raised during the next twelve months. In the event that the Company is not able to secure additional equity or debt investments, the Company may be forced to cut back operations or sell assets in order to meet its obligations.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the related audited financial statements included therein.

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003, options to purchase 746,489 shares of common stock, warrants to purchase 3,315,873 shares of common stock, convertible preferred shares convertible into 749,045 shares of common stock, and convertible notes convertible into 233,117 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which, expire from June 6, 2003 through November 28, 2015, were all outstanding at March 31, 2003.

C. Recently Issued Accounting Standards:

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a company recognize a liability for a cost associated with an exit or disposal activity only when it meets the definition of liability (i.e., when the liability is incurred). SFAS 146 also requires that the initial measurement of the liability be at its fair value. This statement is effective on a prospective basis for exit or disposal activates that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensations -- Transition and Disclosure, an amendment of SFAS No. 23, Accounting for Stock-Based Compensations, which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS No. 123. The Company intends to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25.

D. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the quarter ended March 31, 2003. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".


Quarter ended March 31,                                    2003                2002
----------------------------------------------------------------------------------------
Earnings before interest, taxes, amortization
and depreciation (EBITDA)

Loss from operations                                     $ (538,655)         $ (430,255)
    Depreciation and amortization                            46,125              60,725
    Minority interest in income of subsidiary                     -             (45,000)
----------------------------------------------------------------------------------------
EBITDA                                                   $ (492,530)         $ (414,530)
----------------------------------------------------------------------------------------

E.  Common Stock:

On January 17, 2003, a shareholder converted 5 shares of 10% convertible preferred stock into 3,000 shares of common stock.

On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

On March 24, 2003, pursuant to a Subscription Agreement, the Company sold 50,000 shares of common stock at a purchase price of $1.00 per share to a related party.

F. Subsequent Event:

Pursuant to terms of a Subscription Agreement, which was consummated on May 1, 2003, the Company sold 50,000 shares of common stock at a purchase price of $1.00 per share.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers. As of March 31, 2003, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and related magazines.

NCI Critical Accounting Policies

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles. GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. The Company's definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA does not include gains or losses from the sale of subsidiaries. All references in this MD&A to EBITDA are to a non-GAAP financial measure. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. Additionally, the Company believes that the use of non-GAAP financial measures enables it and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. A reconciliation of GAAP to non-GAAP financial measures is included on page 11.

Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 74% of revenues from operations are from display advertising sales and 20% are from classified advertising sales. Unearned revenues of approximately $154,000 at March 31, 2003 represent future classified advertisement for which customers have paid in advance and for subscription revenue for future issues.

Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately

$640,000, net of allowance for doubtful accounts of approximately $323,000 at March 31, 2003.

Long-Lived Assets. Long-lived assets such as trade names and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Trade names and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been necessary through March 31, 2003.

Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL carryforwards, of approximately $17.3 million as of March 31, 2003. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carryforwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Accounting for Stock-Based Compensation. The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the quarter ended March 31, 2003. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

Quarter ended March 31,                                               2003        2002
                                                                   ---------   ---------
Net loss, as reported                                              $(548,007)  $(498,062)

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net effect of
   minority interest                                                      --     (14,262)
                                                                   ---------   ---------
Proforma net loss                                                  $(548,007)  $(512,324)
                                                                   =========   =========
   Basic net loss per share:
                                                                       (0.05)      (0.05)
                                                                   ---------   ---------
   Proforma SFAS 123
                                                                       (0.05)      (0.05)
                                                                   ---------   ---------

Results of Operations:

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31,
2002

Revenues

Primarily due to the sale of a business, revenues for the first quarter of 2003 decreased 37% or $918,045 to $1,571,062 compared with $2,489,107 in the first quarter of 2002. Excluding revenues from the sold business (Queens Tribune and related publications that were sold in November 2002), overall revenue declined 9% or $151,709 compared with the three months ended March 31, 2002. Variances in specific revenue categories for the three month period excluding the sold business were as follows: display advertising, which represented 74% of total revenues, decreased 18% to $1,158,565 in the first quarter 2003 compared with $1,418,104 in the first quarter of 2002 and classified advertising increased 15% to $307,181 compared to $267,677 in 2002. Other revenue, primarily subscription revenue, increased $68,326 to $105,316 in 2003 compared with $36,990 in 2002.

Among our individual operating units, classified revenues were strong at Dan's Papers increasing 18% although overall revenues declined 2%. Revenues for The Hill decreased 13% due to several factors. First, overall advertising revenues in the advocacy category were down because of the focus of the Congressional agenda on the war in Iraq which suppressed the advocacy-advertising category. Also during the quarter, a competitive publication added an edition on Wednesday, our publication date. The Hill has now added a new edition on Tuesdays and is contemplating adding a third edition later in the year or next year.

Operating Expenses

Operating expenses for the first quarter of 2003 were $2,109,717, a decrease of 28%, compared with operating expenses of $2,919,362 during the first quarter of 2002. Excluding expenses from a sold business (Queens Tribune and related publications that were sold in November 2002), operating expenses were essentially flat for the first quarter of 2003.

Variances in specific expense categories, excluding the sold business, were as follows: editorial, production, and distribution were 15% higher compared to the three months ended March 31, 2002. This is primarily due to the costs associated with the introduction in March 2003 of a second edition of The Hill. Selling expenses were 18% higher for the three months ended March 31, 2003 compared to the same quarter in 2002 primarily due to the establishment of a New York sales office. Expenditures for market research and promotional materials for new business initiatives increased in the first quarter of 2003. General and administrative expenses decreased 16% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 due primarily to a decrease in legal and professional fees and bad debt expense.

Provision for Income Taxes

The Company recorded a $2,000 provision for state and local income taxes for the first quarter of 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the first quarter of

2003, declined by $78,000 from a loss of $414,530 in the first quarter of 2002 to a loss of $492,530 in the first quarter of 2003. This variance was due in part to losses generated in the first quarter of 2002 by the business that was sold and to the decline in display advertising sales which was partially offset by strong classified advertising and by an increase in other revenue. The variance was impacted by expansion plans resulting in higher editorial, production, distribution, and selling expenses. General and administrative costs were lower.

Reconcilations of GAAP to Non-GAAP Financial Measures. Reconciliations of GAAP to non-GAAP financial measures are provided below. As previously explained, EBITDA is a measure widely used among media related businesses and is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. EBITDA does not include gains or losses from the sale of subsidiaries.

Quarter ended March 31,                          2003               2002
----------------------                           ----               ----
Earnings before interest, taxes, amortization
and depreciation (EBITDA)

Loss from operations                           $(538,655)         $(430,255)
  Depreciation and amortization                   46,125             60,725
  Minority interest in income of subsidiary           --            (45,000)
                                               ---------          ---------
EBITDA                                         $(492,530)         $(414,530)
                                               =========          =========

EBITDA, excluding the operating loss of the sold business, for the first quarter of 2003 declined $117,929 to a loss of $492,530 compared to a loss of $374,601 for the same period in 2002. This is primarily attributed to a decrease in revenue of $151,709, an increase in editorial and manufacturing and distribution costs of $93,474, and an increase in selling expenses of $79,164. These costs were partially offset by a decrease in minority interest of $45,000 and a decrease in general and administrative costs of $161,421.

The net loss increased $49,945 in the first quarter to a net loss of $548,007 compared with net loss of $498,062 in the first quarter of 2002. Excluding the net loss of the business sold in 2002, the loss increased $95,186. This was attributed to a decrease in revenues of $151,709, an increase in editorial, production, and distribution costs of $93,474, and an increase in selling expenses of $79,164. These variances were partially offset by a decrease in general and administrative expenses of $161,421, a decrease in depreciation and amortization of $9,285, a decrease in minority interest of $45,000, and a decrease in the tax provision of $25,500. Interest expense increased $12,045.

On a per share basis, the net loss was $0.05 for the first quarter of 2003 was unchanged when compared with net loss of $0.05 for the first quarter of 2002.

Liquidity and Capital Resources

     Cash as of March 31, 2003 was $305,932, excluding restricted cash of $34,102, compared with $532,607, excluding restricted cash of $102,305, for the same period in 2002. For the three months ended March 31, 2003, total cash used in operating activities was $338,545, compared to $52,591 for the same period in 2002. This was primarily attributable to the operating loss of $548,007 and an increase in accounts receivable and other current assets of approximately $171,000. This which was partially offset by an increase in accounts payable, accrued expenses and other liabilities of approximately $366,000 and an increase of approximately $46,000 in depreciation and amortization.

     Capital expenditures were $13,630. Cash provided by financing activities totaled $105,631 and was primarily attributed to $100,000 proceeds from the issuance of common stock. Cash collected on notes receivable was approximately $11,000 and payments on capital lease obligations and an automobile loan were approximately $5,000.

     As of March 31, 2003, the Company had current assets of $1,366,520, including cash of $305,932. At March 31, 2003 the Company had an excess of current liabilities over current assets in the amount of $1,197,972. Included is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2004 without violating the terms of the Company's agreement with the minority shareholder, and a $112,461 payment due in 2003 to the former publisher of The Hill for accrued vacation and bonus and to cash-out a phantom equity interest in Capital Hill.

     Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility extended by a shareholder to meet its working capital requirements. The Company also generated cash from the recent sale of subsidiaries that historically did not generate positive cash flow. Additionally, cash management techniques implemented by the Company in the fourth quarter of 2001 greatly improved cash flow during the year 2002 and in the beginning of 2003.

     The Company is planning to grow the operations of its core publications, Dan's Papers and The Hill. Dan's Papers introduced a new magazine to compliment its weekly paper. Two editions of Dan's Magazine were published in 2002 and an expanded publication schedule is planned for 2003. Beginning in March 2003, the Company expanded publication of The Hill to twice a week, on Tuesdays in addition to Wednesdays. Plans are further being developed to expand to a third edition later this year or next year.

     The Company is developing a new tabloid-size publication that will be devoted to homeland security products, systems and services. The magazine will be targeted to government buyers of security systems and products. The revenue will be generated primarily from the sale of advertising to manufacturers, retailers, and integrators of homeland security products and systems. The Company has committed to give the publisher of the new publication an equity interest of up to 20% and is considering several proposals from outside investors for investment into the new publication.

     The Company intends to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries, from the sale of minority interests in its new publication or by a sale of assets. A total of $150,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investment to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation due to the former minority owner of Dan's Papers and pay $121,458 to the former publisher of The Hill. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that approximately $1,200,000 in funds needs to be raised during the next twelve months. In the event that the Company is not able to secure additional equity or debt investments, the Company may be forced to cut back operations or sell assets in order to meet its obligations.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 3. CONTROLS AND PROCEDURES

     (a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

          The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date", have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     (b)  CHANGES IN INTERNAL CONTROLS.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result no corrective actions were taken.

                                     PART II
                                OTHER INFORMATION

Item 5. OTHER INFORMATION.

     On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     On March 24, 2003, pursuant to a Subscription Agreement, the Company sold 50,000 shares of common stock at a price of $1.00 per share to a related party.

     On May 1, 2003, pursuant to a Subscription Agreement, the Company sold 50,000 shares of common stock at a purchase price of $1.00 per share.

Item 6. Exhibits and Reports on Form 8-K

     Exhibits

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

          None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20, 2003                             By: /s/ James A. Finkelstein
                                                   -----------------------------
                                                       James A. Finkelstein
                                                       President


Date: May 20, 2003                             By: /s/ E. Paul Leishman
                                                   -----------------------------
                                                       E. Paul Leishman
                                                       Chief Financial Officer

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

Date: May 20, 2003


By: /s/ James A. Finkelstein
-------------------------------
James A. Finkelstein
President

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

Date: May 20, 2003


By:/s/ E. Paul Leishman
------------------------------
E. Paul Leishman
Chief Financial Officer