Form 10QSB/A
period 2003-03-31
NEWS COMMUNICATIONS INC
filed 2003-05-21
CIK 794487

                     U.S.SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


Quarter ended March 31,                                             2003                 2002
------------------------------------------------------------------------------------------------
Net loss, as reported                                            $(548,007)           $(498,062)
Less: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net effect of minority interest                                        -                (14,262)
------------------------------------------------------------------------------------------------
Proforma net loss                                                $(548,007)           $(512,324)
------------------------------------------------------------------------------------------------
   Basic net loss per share:                                         (0.05)               (0.05)
------------------------------------------------------------------------------------------------
   Proforma SFAS 123                                                 (0.05)               (0.05)
------------------------------------------------------------------------------------------------

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