Form 10QSB
period 2003-06-30
NEWS COMMUNICATIONS INC
filed 2003-08-20
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2003

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                          13-3346991
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                             (IRS Employer
     Incorporation or Organization)                          Identification No.)

       2 Park Avenue, Suite 1405
           New York, New York                                       10016
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

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

Registrant's telephone number, including area code: (212) 689-2500

The number of shares of common stock outstanding as of August 6, 2003 was 10,589,410.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                              PAGE
PART I.  Financial Information

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheet
             at June 30, 2003...................................................................3

             Unaudited Consolidated Statements of
             Operations for the three months and six months ended
             June 30, 2003 and 2002.............................................................4

             Unaudited Consolidated Statements of Cash
             Flows for the six months ended
             June 30, 2003 and 2002.............................................................5

             Notes to Consolidated Financial Statements.........................................6

   Item 2.   Management's Discussion and Analysis
             or Plan of Operation...............................................................9

   Item 3.   Controls and Procedures...........................................................16

PART II. Other Information

   Item 5.   Other Information.................................................................18

   Item 6.   Exhibits and Reports on Form 8-K..................................................18

Signatures.....................................................................................19

Certifications.................................................................................20

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                     PART I
                              Financial Information
                          ITEM 1 - Financial Statements
                   News Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of June 30, 2003
                                    Unaudited

Assets
Current:
Cash                                                                             $    538,496
Accounts receivable - net of allowance for doubtful accounts of $342,656            1,157,368
Notes Receivable                                                                      368,823
Other                                                                                 170,411
                                                                                 ------------
   Total current assets                                                             2,235,098
Restricted Cash                                                                        34,102
Notes Receivable, net of current portion                                              701,667
Property and equipment at cost- net                                                   393,409
Goodwill                                                                              314,809
Trade names, net                                                                      501,706
Other - net                                                                            15,580
                                                                                 ------------
                                                                                 $  4,196,371
                                                                                 ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                 $    990,528
Accrued expenses                                                                    1,191,942
Note payable, current portion                                                           4,445
Income taxes payable                                                                   12,491
Unearned revenue                                                                       78,849
Due to related parties                                                                751,587
Capital lease, current portion                                                         23,618
                                                                                 ------------
   Total current liabilities                                                        3,053,460
Due to related parties                                                                837,106
Note payable, net of current portion                                                   14,076
Capital lease, net of current portion                                                  37,575
                                                                                 ------------
   Total liabilities                                                                3,942,217
                                                                                 ------------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 192,529 shares
   issued and outstanding: $2,039,500 aggregate liquidation value                     192,529
Common stock, $.01 par value; authorized 100,000,000 shares; 11,247,744 shares
   issued and 10,589,410 outstanding                                                  112,477
Paid-in-capital preferred stock                                                     1,703,320
Paid-in-capital common stock                                                       25,946,672
Deficit                                                                           (26,799,115)
                                                                                 ------------
                                                                                    1,155,883
Less: Treasury stock, (658,334 common shares) - at cost                              (901,729)
                                                                                 ------------
   Total stockholders' equity                                                         254,154
                                                                                 ------------
                                                                                 $  4,196,371
                                                                                 ============

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                    Unaudited

                                                             Three Months Ended               Six Months Ended
                                                        -----------------------------   -----------------------------
                                                        June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                        -------------   -------------   -------------   -------------
Net revenues                                             $ 3,225,430     $ 3,640,194     $ 4,796,492     $ 6,129,302
                                                        -------------   -------------   -------------   -------------
Expenses:
Editorial                                                    557,812         292,402         884,796         568,278
Production and distribution                                  823,535         977,692       1,219,988       1,663,847
Selling                                                      845,312         727,406       1,365,945       1,371,225
General and administrative                                   920,388       1,254,931       1,739,910       2,507,722
Depreciation and amortization                                 46,908          61,026          93,033         121,750
                                                         -----------     -----------     -----------     -----------
Total expenses                                             3,193,955       3,313,457       5,303,672       6,232,822
                                                         -----------     -----------     -----------     -----------
Income (loss) from operations, before interest,
   minority interest in income of subsidairy and
   provision for income taxes                                 31,475         326,737        (507,180)       (103,520)
Interest income (expense), net                               (10,162)          4,080         (17,514)          8,773
Minority interest in income of subsidiary                         --         (36,000)             --         (81,000)
                                                         -----------     -----------     -----------     -----------
Income (loss) before provision for income taxes               21,313         294,817        (524,694)       (175,747)
Provision for income taxes                                    32,926          41,500          34,926          69,000
                                                         -----------     -----------     -----------     -----------
Net income (loss)                                        $   (11,613)    $   253,317     $  (559,620)    $  (244,747)
                                                         ===========     ===========     ===========     ===========
Income (loss) per common share:
Basic and diluted                                        $     (0.00)    $      0.02     $     (0.05)    $     (0.02)
                                                         ===========     ===========     ===========     ===========
Weighted average number of common shares outstanding:
Basic and diluted                                         10,358,641      10,686,114      10,280,581      10,685,963
                                                         ===========     ===========     ===========     ===========

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                    Unaudited

Six months ended June 30,                                                        2003       2002
                                                                              ---------   ---------
Cash flows from operating activities

Net Loss                                                                      $(559,620)  $(244,747)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 93,033     121,750
   Provision for doubtful accounts                                               (7,000)    222,600
   Minority interest                                                                 --      81,000
   Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                                      (678,631)   (286,394)
      Other current assets                                                       10,703     (49,559)
      Restricted cash                                                                --      (1,295)
      Other assets                                                                2,730      41,335
      Increase (decrease) in:
      Accounts payable and accrued expenses                                     805,883     355,916
      Income taxes payable                                                       12,491          --
      Other liabilities                                                              --      21,358
      Related party payable                                                      41,019       7,934
                                                                              ---------   ---------
Net cash provided by (used in) operating activities                            (279,392)    269,898
                                                                              ---------   ---------
Cash flows from investing activities:
   Capital expenditures                                                         (29,237)    (27,554)
                                                                              ---------   ---------
Net cash used in investing activities                                           (29,237)    (27,554)
                                                                              ---------   ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock and warrants                          400,000          --
   Payment of related party notes payable                                      (112,461)         --
   Dividends on preferred stock                                                    (564)       (564)
   Payment of capital lease obligations                                          (9,933)     (9,393)
   Payments on automobile loan                                                   (2,593)         --
   Payment of other current liabilities                                              --    (175,000)
   Collection of note receivable                                                 20,200      16,300
                                                                              ---------   ---------
Net cash provided by (used in) financing activities                             294,649    (168,657)
                                                                              ---------   ---------
Net increase (decrease) in cash                                                 (13,980)     73,687
Cash, beginning of year                                                         552,476     596,505
                                                                              ---------   ---------
Cash, end of period                                                           $ 538,496   $ 670,192
                                                                              =========   =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                   $   8,931   $   2,420
   Cash paid during the period for income taxes                                  18,919      66,841
   Non-cash activities:
      Purchases of equipment under capital leases                                26,930          --
      Conversion of preferred stock into common stock                                30          --
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

The Company is growing the operations of its core publications, Dan's Papers, Dan's Hampton Style (also called Dan's Magazine Hampton Style), Montauk Pioneer and The Hill. The Company intends to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $400,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investments to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation, plus interest, due to the former minority owner of Dan's Papers Inc. and pay $112,461, plus interest, to the former publisher of The Hill. These are reported in the balance sheet as current obligations due to related parties. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that approximately $1,400,000 in funds needs to be raised during the next year. In the event that the Company is not able to secure additional equity or debt investments, the Company may sell assets in order to meet its obligations.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the related audited financial statements included therein.

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002.

For the six months ended June 30, 2003, options to purchase 744,823 shares of common stock, warrants to purchase 3,315,873 shares of common stock, convertible preferred shares convertible into 749,045 shares of common stock, and convertible notes convertible into 237,107 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which, expire from July 27, 2004 through November 28, 2015, were all outstanding at June 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensations - Transition and Disclosure, an amendment of SFAS No. 23, Accounting for Stock-Based Compensations, which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS No. 123. The Company intends to continue to account for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25.

On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 should not have an effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation is not expected to have an effect on its consolidated financial statements.

D. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the three and six months ended June 30, 2003. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

                                                      Three months ended                Six Months Ended
                                                 -----------------------------   -----------------------------
                                                 June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                 -------------   -------------   -------------   -------------
Net income (loss), as reported                      $(11,613)       $253,317       $(559,620)      $(244,747)
Less: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards                 --         (96,475)             --        (110,737)
                                                    --------        --------       ---------       ---------
Proforma net loss                                   $(11,613)       $156,842       $(559,620)      $(355,484)
                                                    ========        ========       =========       =========
Basic and diluted net income (loss) per share:
As reported                                            (0.00)           0.02           (0.05)          (0.02)
                                                    --------        --------       ---------       ---------
Proforma                                               (0.00)           0.01           (0.05)          (0.03)
                                                    --------        --------       ---------       ---------

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

On June 19, 2003, pursuant to a Subscription Agreement, the Company sold 250,000 shares of common stock at a purchase price of $1.00 per share.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of June 30, 2003, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and expanded our publications with a new magazine in the Hamptons in, New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style). A new publication was produced in July 2003, GSN: Government Security News. While Dan's Hampton Style has exceeded expectations, it is most likely that GSN will be sold or closed because revenue goals were not achieved.

NCI Critical Accounting Policies

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles. GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. The Company's definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA does not include gains or losses from the sale of subsidiaries. All references in this MD&A to EBITDA are to a non-GAAP financial measure. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. Additionally, the Company believes that the use of non-GAAP financial measures enables it and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. A reconciliation of GAAP to non-GAAP financial measures is included on pages 12 and 15.

Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 81% of revenues from operations are from display advertising sales and 15% are from classified advertising sales. Unearned revenues of approximately $78,800 at June 30, 2003 represent future classified advertisement for which customers have paid in advance and for subscription revenue for future issues.

Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately $1,157,000, net of allowance for doubtful accounts of approximately $343,000 at June 30, 2003.

Long-Lived Assets. Long-lived assets such as trade names and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Trade names and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been necessary through June 30, 2003.

Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL carryforwards, of approximately $17.3 million as of June 30, 2003. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carryforwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Accounting for Stock-Based Compensation. The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the three and six months ended June 30, 2003 and 2002. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

                                                       Three months ended               Six Months Ended
                                                  -----------------------------   -----------------------------
                                                  June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                  -------------   -------------   -------------   -------------
Net income (loss), as reported                      $(11,613)       $253,317        $(559,620)      $(244,747)
Less: Total stock-based employee
   compensation expense determined
   under fair value based method for all awards           --         (96,475)              --        (110,737)
                                                    --------        --------        ---------       ---------
Proforma net loss                                   $(11,613)       $156,842        $(559,620)      $(355,484)
                                                    ========        ========        =========       =========
Basic and diluted net income (loss) per share:
As reported                                            (0.00)           0.02            (0.05)          (0.02)
                                                    --------        --------        ---------       ---------
Proforma                                               (0.00)           0.01            (0.05)          (0.03)
                                                    --------        --------        ---------       ---------

Results of Operations:

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Revenues

Revenues from businesses excluding those from a sold business (Queens Tribune and related publications that were sold in November 2002) increased $414,624 or 14.8% in the second quarter of 2003 compared to the second quarter of 2002. Overall revenues for the second quarter including the sold business decreased $414,724 or 11.4% to $3,225,430 compared with $3,640,194 in the second quarter of 2002. Variances in specific revenue categories for the three month period excluding the sold business were as follows: display advertising, which represented 85% of total revenues in the quarter, increased 15% to $2,728,235 in the second quarter 2003 compared with $2,367,996 in the second quarter of 2002 and classified advertising increased 8% to $418,836 compared to $388,142 in 2002. Other revenue, primarily subscription revenue, increased $23,691 to $78,360 in 2003 compared with $54,669 in 2002.

Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing 16%. This was largely attributed to the recent introduction of Dan's Hampton Style in May of 2003. Classified advertising at Dan's Papers continued to grow in the second quarter by 5%. Revenues for The Hill increased 18% with the introduction of a second edition on Tuesdays.

Operating Expenses

Operating expenses for the second quarter of 2003 were $3,193,955, a decrease of 4%, compared with operating expenses of $3,313,457 during the second quarter of 2002. Excluding expenses from a sold business (Queens Tribune and related publications that were sold in November 2002) operating expenses increased 27% to $3,193,955 in the second quarter of 2003 compared with $2,507,099 for the second quarter of 2002. This is largely attributed to the operating costs associated with the expansion of The Hill with a second edition which started in March 2003, the introduction in May 2003 of Dan's Hampton Style, and the operating costs for development of GSN: Government Security News in the current quarter.

Variances in specific expense categories, excluding the sold business and excluding the operating expenses for GSN, were as follows: editorial, production, and distribution were 48% higher compared to the three months ended June 30, 2002. This is primarily due to the costs associated with the introduction in March 2003 of a second edition of The Hill and the introduction in May of Dan's Hampton Style. Selling expenses were 30% higher for the three months ended June 30, 2003 compared to the same quarter in 2002 primarily due to higher sales commissions on the revenue gains in the quarter and to the establishment of a New York sales office. Expenditures for market research and promotional materials for new business initiatives increased in the second quarter of 2003. General and administrative expenses decreased 10% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Provision for Income Taxes

The Company recorded provisions for state and local income taxes of $32,926 and $41,500, respectively, for the three months ended June 30, 2003 and 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended June 30, 2003, declined by $273,380 from $351,763 in the second quarter of 2002 to $78,383 in the second quarter of 2003. Revenue gains generated by the expansion of Dan's Hampton Style and The Hill were largely offset by the increase in the corresponding editorial, production, distribution, and selling expenses and by the costs associated with GSN, the new publication previously discussed. General and administrative costs were lower for the three months ended June 30, 2003.

Reconcilations of GAAP to Non-GAAP Financial Measures. Reconciliations of GAAP to non-GAAP financial measures are provided below. As previously explained, EBITDA is a measure widely used among media related businesses and is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. EBITDA does not include capital gains or losses from the sale of subsidiaries.

Three months ended June 30,                        2003      2002
                                                 -------   --------
Earnings before interest, taxes, depreciation,
   and amortization (EBITDA)
Income  from operations                          $31,475   $326,737
Depreciation and amortization                     46,908     61,026
Minority interest in income of subsidiary             --    (36,000)
                                                 -------   --------
EBITDA                                           $78,383   $351,763
                                                 =======   ========

EBITDA, excluding the operating expenses of GSN in the second quarter of 2003 and the profit of the sold business for the second quarter of 2002 but including the expansion costs at both Dan's Papers Inc. and The Hill, declined $51,735 to $271,686 compared to $323,421 for the same period in 2002. The expansion at Dan's and The Hill resulted in an increase in editorial and manufacturing and distribution costs of $441,765 and an increase in selling expenses of $166,446 that were partially offset by an increase in revenue of $414,624. Additionally, the costs were further offset by a decrease in minority interest of $36,000 and a decrease in general and administrative costs of $105,852.

Three months ended June 30,               2003       2002
                                        --------   --------
EBITDA                                  $ 78,383   $351,763
GSN operating expenses                   193,303         --
EBITDA from sold business                           (28,342)
                                        --------   --------
EBITDA, excluding GSN & sold business   $271,686   $323,421
                                        ========   ========

The Company generated a net loss of $11,613 in the second quarter of 2003 compared with a net profit of $253,317 for the second quarter of 2002. Excluding the net loss of the business sold in 2002, the loss increased by $241,901 in the second quarter of 2003 compared with the second quarter of 2002. This was attributed to an increase in editorial, production, and distribution costs of $441,765, an increase in selling expenses of $166,446, and to the operating expenses of $193,303 for GSN. These costs were partially offset by an increase in revenues of $414,624, a decrease in general and administrative expenses of $105,852, a decrease in depreciation and amortization of $8,802, a decrease in minority interest of $36,000, and a decrease in the tax provision of $8,574. Net interest expense increased $14,239 in the second quarter of 2002.

On a per share basis, the net loss was $0.00 for the second quarter of 2003 compared with net income per share of $0.02 for the second quarter of 2002.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Revenues

Revenues from businesses excluding those from a sold business (Queens Tribune and related publications that were sold in November 2002) increased $262,911 or 5.8% in the first six months of 2003 compared to the first six months of 2002. Overall revenues for the first six including the sold business decreased $1,332,810 or 21.7% to $4,796,492 compared with $6,129,302 in the first six months of 2002. Variances in specific revenue categories for the first six months of 2003 excluding the sold business were as follows: display advertising, which represented 81% of total revenues in the first six months, increased 3% to $3,886,800 in the first six months of 2003 compared with $3,786,101 in the first six months of 2002 and classified advertising increased 11% to $726,017 compared to $655,820 in 2002. Other revenue, primarily subscription revenue, increased $92,015 to $183,675 in 2003 compared with $91,660 in 2002.

Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing 9% and was largely attributed to the introduction of Dan's Hampton Style as previously explained. Classified advertising at Dan's Papers continued to grow in the first six months by 10%. Revenues for The Hill for the first six months were essentially flat and benefited by the revenue gains in the second quarter largely due to the introduction of a second edition on Tuesdays of The Hill.

Operating Expenses

Operating expenses during the first six months of 2003 were $5,303,672, a decrease of 15%, compared with operating expenses of $6,232,822 during the first six months of 2002. Excluding expenses from a sold business (Queens Tribune and related publications that were sold in November 2002), operating expenses increased 15% to $5,303,672 in the first six months of 2003 compared with $4,614,885 for the first six months of 2002. This is largely attributed to the operating costs associated with the expansion of The Hill with a second edition starting in

March, the introduction in May of Dan's Hampton Style, and the operating costs for development of GSN: Government Security News.

Variances in specific expense categories, excluding the sold business and excluding the expenses for GSN, were as follows: editorial, production, and distribution were 35% higher compared to the six months ended June 30, 2002. This is primarily due to the costs associated with the introduction in March 2003 of a second edition of The Hill and the introduction in May 2003 of Dan's Hampton Style. Selling expenses were 25% higher for the six months ended June 30, 2003 compared to the period in 2002 primarily due to higher sales commissions on the revenue gains in the second quarter and to the establishment of a New York sales office. Expenditures for market research and promotional materials for new business initiatives increased in the first six months of 2003. General and administrative expenses decreased 14% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Provision for Income Taxes

The Company recorded provisions for state and local income taxes of $34,926 and $69,000, respectively, for the six months ended June 30, 2003 and 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the six months ended June 30, 2003, declined by $351,377 from a loss of $62,770 in the first six months of 2002 to a loss of $414,147 in the first six months of 2003. Revenue gains generated by the expansion of Dan's Hampton Style and The Hill were largely offset by the increase in the corresponding editorial, production, distribution, and selling expenses and to the operating costs of
GSN: Government Security News. Additionally, the variance was due in part to the loss generated in the second quarter of 2002 by the business that was sold. General and administrative costs were lower for the six months ended June 30, 2003.

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

Six months ended June 30,                           2003        2002
                                                 ---------   ---------
Earnings before interest, taxes, depreciation,
   and amortization (EBITDA)
Loss from operations                             $(507,180)  $(103,520)
Depreciation and amortization                       93,033     121,750
Minority interest in income of subsidiary               --     (81,000)
                                                 ---------   ---------
EBITDA                                           $(414,147)  $ (62,770)
                                                 =========   =========

EBITDA, excluding the expenses of GSN and the loss of the sold business, for first six months of 2003 declined $169,661 to a loss of $220,844 compared to a loss of $51,183 for the same period in 2002. This is primarily attributed to the increase in costs associated with the expansion of Dan's Hampton Style and The Hill, which occurred in the second quarter of 2003. Editorial and manufacturing and distribution costs increased $535,237, and selling expenses increased $245,609. Revenue gains of $262,911 partially offset the increased costs. The costs were further offset by a decrease in minority interest of $81,000 and a decrease in general and administrative costs of $267,274.

Six months ended June 30,                 2003        2002
                                        ---------   --------
EBITDA                                  $(414,147)  $(62,770)
GSN operating expenses                    193,303         --
EBITDA (loss) from sold business                     (11,587)
                                        ---------   --------
EBITDA, excluding GSN & sold business   $(220,844)  $(51,183)
                                        =========   ========

The Company generated a net loss of $559,620 for the six months ended June 30, 2003 compared with a net loss of $244,747 for the six months ended June 30, 2002. Excluding the net loss of the business sold in 2002, the loss increased $337,089 in the six months ended June 30, 2003 compared with the same period in 2002. This was attributed to, an increase in editorial, production, and distribution costs of $535,237, an increase in selling expenses of $245,609, and the operating costs of GSN of $193,303. These costs were partially offset by an increase in revenues of $262,911, a decrease in general and administrative expenses of $267,274, a decrease in depreciation and amortization of $18,088, a decrease in minority interest of $81,000, and a decrease in the tax provision of $34,074. Net interest expense increased $26,287.

On a per share basis, the net loss was $0.05 for the first six months of 2003 compared with net loss per share of $0.02 for the first six months of 2002.

Liquidity and Capital Resources

     Cash as of June 30, 2003 was $538,496, excluding restricted cash of $34,102, compared with $670,192, excluding restricted cash of $103,600, for the same period in 2002. For the six months ended June 30, 2003, total cash used in operating activities was $279,392, compared to cash provided by operating activities of $269,898 for the same period in 2002. This was primarily attributable to the operating loss of $559,620 and an increase in accounts receivable and other assets of approximately $665,000. This was partially offset by an increase in accounts payable, accrued expenses and related party payable of approximately $859,000 and an increase of approximately $93,000 in depreciation and amortization.

     Capital expenditures were $29,237. Cash provided by financing activities totaled $294,649 and was primarily attributed to $400,000 proceeds from the issuance of common stock. Cash collected on notes receivable was approximately $20,000 and payments of approximately $112,000 to the former publisher of The Hill and approximately $12,500 payments on capital lease obligations and an automobile loan.

     As of June 30, 2003, the Company had current assets of $2,235,098, including cash of $538,496. At June 30, 2003 the Company had an excess of current liabilities over current assets in the amount of $818,362. Included is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2004 without violating the terms of the Company's agreement with the minority shareholder, and a $112,461 payment due in 2004 to the former publisher of The Hill for accrued vacation and bonus and to cash-out a phantom equity interest in Capital Hill.

     Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving

Credit Facility, extended by a shareholder, to meet its working capital requirements. The Company also generated cash from the recent sale of subsidiaries that historically did not generate positive cash flow. Additionally, cash management techniques implemented by the Company in the fourth quarter of 2001 greatly improved cash flow during the year 2002 and in the beginning of 2003.

     The Company is growing the operations of its core publications, Dan's Papers and The Hill. Dan's Papers Inc. introduced a new magazine to compliment its weekly paper. Dan's Hampton Style began in May of 2003 and will continue through the year. Beginning in March 2003, the Company expanded publication of The Hill to twice a week, on Tuesdays in addition to Wednesdays. Plans are further being developed to expand to a third edition later this year or next year.

     A new publication was developed during the second quarter and produced in July 2003, GSN: Government Security News. It most likely will be sold or closed because revenue goals were not achieved.

     The Company intends to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $400,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investment to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation, plus interest, due to the former minority owner of Dan's Papers and pay $112,461, plus interest, to the former publisher of The Hill. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that approximately $1,400,000 in funds needs to be raised during the next year. In the event that the Company is not able to secure additional equity or debt investments, the Company may sell assets in order to meet its obligations.

NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

Item 3. CONTROLS AND PROCEDURES

As of June 30, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

                                     PART II

                                OTHER INFORMATION

Item 5.  OTHER INFORMATION.

     On June 19, 2003, pursuant to a Subscription Agreement, the Company sold 250,000 shares of common stock at a purchase price of $1.00 per share.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Indicates that exhibit is attached hereto.

     Reports on Form 8-K:
         None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 20, 2003                          By: /s/ James A. Finkelstein
                                                   -----------------------------
                                                       James A. Finkelstein
                                                       President


Date: August 20, 2003                          By: /s/ E. Paul Leishman
                                                  ------------------------------
                                                       E. Paul Leishman
                                                       Chief Financial Officer