Form 10QSB
period 2003-09-30
NEWS COMMUNICATIONS INC
filed 2003-11-20
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 2003

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                          Nevada                               13-3346991
             ------------------------------                ------------------
             (State or Other Jurisdiction of                  (IRS Employer
              Incorporation or Organization)               Identification No.)

                2 Park Avenue, Suite 1405
                    New York, New York                            10016
         ---------------------------------------               ----------
         (Address of Principal Executive Offices)              (Zip Code)

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---

Registrant's telephone number, including area code: (212) 689-2500

The number of shares of common stock outstanding as of November 12, 2003 was 10,589,410.

Transitional Small Business Disclosure Format  (check one)  Yes       No   X
                                                                ----    --------

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                 PAGE
PART I.  Financial Information

   Item 1.        Financial Statements

                  Unaudited Consolidated Balance Sheet
                  at September 30, 2003......................................................      3

                  Unaudited Consolidated Statements of
                  Operations for the three months and nine months ended
                  September 30, 2003 and 2002................................................      4

                  Unaudited Consolidated Statements of Cash
                  Flows for the nine months ended
                  September 30, 2003 and 2002................................................      5

                  Notes to Consolidated Financial Statements.................................      6

   Item 2.        Management's Discussion and Analysis
                  or Plan of Operation.......................................................      9

   Item 3.        Controls and Procedures....................................................     15

PART II. Other Information

   Item 5.        Other Information..........................................................     17

   Item 6.        Exhibits and Reports on Form 8-K...........................................     17

Signatures...................................................................................     18

Certifications...............................................................................     19

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                     PART I
                              Financial Information
                          ITEM 1 - Financial Statements
                   News Communications, Inc. and Subsidiaries
               Consolidated Balance Sheet as of September 30, 2003

Assets
Current:
Cash                                                                               $308,890
Accounts receivable - net of allowance for doubtful accounts of $331,942          1,580,756
Notes Receivable                                                                    803,823
Other                                                                               178,432
--------------------------------------------------------------------------------------------
    Total current assets                                                          2,871,901
Restricted Cash                                                                      34,102
Notes Receivable, net of current portion                                            341,667
Property and equipment at cost- net                                                 389,233
Goodwill                                                                            314,809
Trade names, net                                                                    495,190
Other - net                                                                          17,860
--------------------------------------------------------------------------------------------
                                                                                $ 4,464,762
--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                $ 1,233,700
Accrued expenses                                                                  1,145,550
Income taxes payable                                                                  1,291
Note payable, current portion                                                         9,894
Unearned revenue                                                                    135,099
Due to related parties                                                              768,978
Capital lease, current portion                                                       23,618
--------------------------------------------------------------------------------------------
    Total current liabilities                                                     3,318,130
Due to related parties                                                              841,139
Note payable, net of current portion                                                 34,679
Capital lease, net of current portion                                                31,674
--------------------------------------------------------------------------------------------
    Total liabilities                                                             4,225,622
--------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 192,529 shares
issued and outstanding: $2,039,500 aggregate liquidation value                      192,529
Common stock, $.01 par value; authorized 100,000,000 shares;
11,247,744 shares issued and 10,589,410 outstanding                                 112,477
  Paid-in-capital preferred stock                                                 1,703,320
  Paid-in-capital common stock                                                   25,946,672
  Deficit                                                                       (26,814,129)
--------------------------------------------------------------------------------------------
                                                                                  1,140,869
Less: Treasury stock, (658,334 common shares) - at cost                            (901,729)
--------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      239,140
--------------------------------------------------------------------------------------------
                                                                                $ 4,464,762
--------------------------------------------------------------------------------------------



                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                  (UNAUDITED)


                                                              Three Months Ended                    Nine Months Ended
                                                        ---------------------------           ----------------------------
                                                        September 30,  September 30,         September 30,   September 30,
                                                            2003           2002                  2003            2002
                                                        ------------   -------------     ---------------------------------

--------------------------------------------------------------------------------------------------------------------------
Net revenues                                            $ 3,514,747    $ 3,518,929             $ 8,311,239     $ 9,648,231
---------------------------------------------------------------------------------------------------------------------------

Expenses:
Editorial                                                   534,805        313,685               1,419,601         881,963
Production and distribution                               1,126,176      1,062,461               2,346,164       2,726,308
Selling                                                     823,483        760,321               2,189,428       2,131,546
General and administrative                                1,109,690      1,206,932               2,849,600       3,714,654
Depreciation and amortization                                50,986         63,092                 144,019         184,842
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                            3,645,140      3,406,491               8,948,812       9,639,313
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, before
interest, minority interest in income of
subsidiary and provision (benefit) for income
taxes                                                      (130,393)       112,438                (637,573)          8,918

Gain on sale of publication                                 123,316              -                 123,316               -
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, before
interest, minority interest in income of
subsidiary and provision (benefit) for income
taxes                                                        (7,077)       112,438                (514,257)          8,918
Interest income (expense), net                              (10,080)         4,829                 (27,594)         13,602
Minority interest in income of subsidiary                         -        (40,500)                      -        (121,500)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit) for
income taxes                                                (17,157)        76,767                (541,851)        (98,980)
Provision (benefit) for income taxes                         (2,424)         2,082                  32,502          71,082
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $   (14,733)   $    74,685             $  (574,353)    $  (170,062)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share:
Basic and diluted                                       $     (0.00)   $      0.01             $     (0.06)    $     (0.02)
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
Basic and diluted                                        10,589,410     10,686,411              10,383,740      10,686,411
---------------------------------------------------------------------------------------------------------------------------

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (Unaudited)


Nine months ended September 30,                                            2003          2002
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net Loss                                                               $(574,353)     $ (170,062)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                       144,019         184,842
      Provision for doubtful accounts                                     147,100         321,700
      Minority interest                                                         -         121,500
      Gain on sale of publication                                        (123,316)              -
      Changes in assets and liabilities:
          (Increase) decrease in:
          Accounts receivable                                          (1,256,119)       (312,204)
          Other current assets                                              3,640           5,704
          Restricted cash                                                       -          (1,798)
          Other assets                                                      4,487          60,702
          Increase (decrease) in:
          Accounts payable and accrued expenses                         1,002,665         342,999
          Income taxes payable                                              1,291               -
          Other liabilities                                                56,250           6,210
          Related party payable                                            62,443          11,967
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      (531,893)        571,560
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                (47,593)        (41,036)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (47,593)        (41,036)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of common stock and warrants                 400,000               -
      Payment of related party notes payable                             (112,461)              -
      Dividend on preferred stock                                            (846)           (846)
      Payment of capital lease obligations                                (17,206)        (13,418)
      Payments on automobile loan                                          (3,787)              -
      Payment of other current liabilities                                      -        (300,000)
      Collection of note receivable                                        70,200          50,000
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       335,900        (264,264)
--------------------------------------------------------------------------------------------------
Net decrease in cash                                                     (243,586)        266,260
Cash, beginning of year                                                   552,476         596,505
--------------------------------------------------------------------------------------------------
Cash, end of period                                                     $ 308,890       $ 862,765
--------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                             $ 11,573         $ 3,894
      Cash paid during the year for income taxes                           27,449          92,095
      Non-cash activities:
          Purchases of equipment under capital leases                      34,309               -
          Purchase of automobile - debt incurred                           22,454          22,226
          Purchase of minority interest - debt incurred                         -       1,600,000
          Conversion of preferred stock into common stock                      30
          ----------------------------------------------------------------------------------------


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

The Company is growing the operations of its core publications, Dan's Papers, Dan's Hampton Style (also called Dan's Magazine Hampton Style), Montauk Pioneer and The Hill. The Company intends to continue to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $400,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investments to fund the Company's obligations will be received during the course of 2003. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation, plus interest, due to the former minority owner of Dan's Papers Inc. and pay $112,461, plus interest, to the former publisher of The Hill. These are reported in the balance sheet as current obligations due to related parties. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that up to $1,400,000 in funds needs to be raised during the next year. In the event that the Company is not able to secure additional equity or debt investments, the Company may sell assets in order to meet its obligations.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the related audited financial statements included therein.

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.

For the nine months ended September 30, 2003, options to purchase 768,154 shares of common stock, warrants to purchase 3,315,873 shares of common stock, convertible preferred shares convertible into 769,608 shares of common stock, and convertible notes convertible into 241,139 shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of the options and warrants were greater than the average market price of the common shares. These options and warrants, which expire from July 27, 2004 through November 28, 2015, were all outstanding at September 30, 2003.

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

On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have an effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.

D. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were 23,331 options granted and vested in the three and nine months ended September 30, 2003. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

---------------------------------------------------------------------------------------------------------
                                                    Three months ended            Nine Months Ended
---------------------------------------------------------------------------------------------------------
                                               September 30,  September 30,  September 30,  September 30,
                                                   2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------
Net income (loss), as reported                   $(14,733)      $ 74,685      $(574,353)     $(170,062)
---------------------------------------------------------------------------------------------------------
Less:  Total stock-based employee
compensation expense determined under
fair value based method for all awards             (8,213)       (10,969)        (8,213)      (121,706)
---------------------------------------------------------------------------------------------------------
Proforma net loss                                $(22,946)      $ 63,716      $(582,566)     $(291,768)
=========================================================================================================
Basic net income (loss) per share:
---------------------------------------------------------------------------------------------------------
As reported                                         (0.00)          0.01          (0.06)         (0.02)
---------------------------------------------------------------------------------------------------------
Proforma                                            (0.00)          0.01          (0.06)         (0.03)
=========================================================================================================

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

F. Sale of Publication:

On September 30, 2003, NCI completed the sale of the assets of GSN: Government Security News, to World Business Media LLC for $125,000 resulting in a net gain of approximately $123,000. GSN, a new publication that was produced in July 2003, did not meet revenue goals and was discontinued. As part of the proceeds, the buyer paid cash of $25,000 and issued to NCI a note in the principal amount of $100,000 with interest of 5% per annum. The note is payable in installments of $10,000 plus accrued interest, $10,000 plus accrued interest, and $80,000 plus accrued interest on the first, second and third anniversary dates, respectively. The note is secured by a security interest in all of the assets of World Business Media, LLC.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of September 30, 2003, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and expanded our publications with a new magazine in the Hamptons in New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style). A new publication was produced in July 2003, GSN: Government Security News. While Dan's Hampton Style has exceeded expectations, GSN did not meet revenue goals and the publication was discontinued and ultimately sold as of September 30, 2003.

NCI Critical Accounting Policies

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles. GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. The Company's definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA does not include gains or losses from the sale of subsidiaries. All references in this MD&A to EBITDA are to a non-GAAP financial measure. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. Additionally, the Company believes that the use of non-GAAP financial measures enables it and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. A reconciliation of GAAP to non-GAAP financial measures is included on pages 11 through 14.

Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 84% of revenues from operations are from display advertising sales and 12% are from classified advertising sales. Unearned revenues of approximately $135,100 at September 30, 2003 represent future classified advertisement for which customers have paid in advance and for subscription revenue for future issues.

Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately $1,581,000, net of allowance for doubtful accounts of approximately $332,000 at September 30, 2003.

Long-Lived Assets. Long-lived assets such as trade names and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Trade names and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been necessary through September 30, 2003.

Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL carryforwards, of approximately $17.4 million as of September 30, 2003. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carryforwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Accounting for Stock-Based Compensation. The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were 23,331 options granted and vested in the three and nine months ended September 30, 2003. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

---------------------------------------------------------------------------------------------------------
                                                    Three months ended            Nine Months Ended
---------------------------------------------------------------------------------------------------------
                                               September 30,  September 30,  September 30,  September 30,
                                                   2003           2002           2003           2002
---------------------------------------------------------------------------------------------------------
Net income (loss), as reported                   $(14,733)      $ 74,685      $(574,353)     $(170,062)
---------------------------------------------------------------------------------------------------------
Less:  Total stock-based employee
compensation expense determined under
fair value based method for all awards             (8,213)       (10,969)        (8,213)      (121,706)
---------------------------------------------------------------------------------------------------------
Proforma net loss                                $(22,946)      $ 63,716      $(582,566)     $(291,768)
=========================================================================================================
Basic net income (loss) per share:
---------------------------------------------------------------------------------------------------------
As reported                                         (0.00)          0.01          (0.06)         (0.02)
---------------------------------------------------------------------------------------------------------
Proforma                                            (0.00)          0.01          (0.06)         (0.03)
---------------------------------------------------------------------------------------------------------

Results of Operations:

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Revenues

Revenues from businesses excluding those from sold businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003) increased $770,181 or 28.9% in the third quarter of 2003 compared to the third quarter of 2002. Overall revenues for the third quarter including the sold businesses were essentially flat, with a modest decline of 0.1% to $3,514,747 compared with $3,518,929 in the third quarter of 2002. Variances in specific revenue categories for the three month period excluding the sold business were as follows: display advertising, which represented 87% of total revenues in the quarter, increased 25% to $2,993,649 in the third quarter of 2003 compared with $2,391,116 in the third quarter of 2002 and classified advertising increased 31% to $311,072 compared to $237,415 in 2002. Subscription revenues increased $23,130 to $53,358 in the third quarter of 2003. The Company received management fees of $68,750 in the third quarter of 2003 from Marquis Who's Who LLC, pursuant to an oral agreement that is in the process of being reduced to writing.

Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing 26%. This was largely attributed to the recent introduction of Dan's Hampton Style in May of 2003. Classified advertising at Dan's Papers continued to grow in the third quarter by 35%. Revenues for The Hill increased 24% with the introduction of a second issue on Tuesdays.

Operating Expenses

Operating expenses for the third quarter of 2003 were $3,645,140, an increase of 7%, compared with operating expenses of $3,406,491 during the third quarter of 2002. Excluding expenses from sold and discontinued businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003) operating expenses increased 33% to $3,494,966 in the third quarter of 2003 compared with $2,627,199 for the third quarter of 2002. This is largely attributed to the investment in operating costs associated with the expansion of The Hill with a second weekly issue which started in March 2003 and the introduction in May 2003 of Dan's Hampton Style.

Variances in specific expense categories, excluding the sold businesses, were as follows: editorial, production, and distribution were 54% higher compared to the three months ended September 30, 2002, primarily due to the costs associated with the introduction in March 2003 of a second weekly issue of The Hill and with the introduction in May of Dan's Hampton Style. Selling expenses were 37% higher for the three months ended September 30, 2003 compared to the same quarter in 2002 primarily due to higher sales commissions on the revenue gains in the quarter from the second edition of The Hill and from Dan's Hampton Style and to the establishment of a New York sales office. Expenditures for market research, direct advertising and promotional materials for new business initiatives increased in the third quarter of 2003. General and administrative expenses increased 11% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 due primarily to a $10,000 reduction of bad debt expense in 2003 compared with a reduction of $89,000 in 2002.

Provision for Income Taxes

The Company recorded a provision (benefit) for state and local income taxes of $(2,424) and $2,082, respectively, for the three months ended September 30, 2003 and 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended September 30, 2003, declined by $214,437 from $135,030 in the third quarter of 2002 to a loss of $79,407 in the third quarter of 2003. EBITDA for the third quarter of 2002 includes the EBITDA contribution of a sold business of $83,117. Furthermore, revenue gains generated by the expansion of Dan's Hampton Style and The Hill were largely offset by the increase in the corresponding editorial, production, distribution, and selling expenses and by the costs associated with GSN, Government Security News the new publication previously discussed that was sold in September 2003. General and administrative costs were higher for the three months ended September 30, 2003 due primarily to a $10,000 reduction of bad debt expense in 2003 compared with a reduction of $89,000 in 2002.

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

---------------------------------------------------------------------------------------------------
                                                                     Three months ended
---------------------------------------------------------------------------------------------------
                                                           September 30, 2003    September 30, 2002
---------------------------------------------------------------------------------------------------
Earnings before interest, taxes, amortization
and depreciation (EBITDA)
---------------------------------------------------------------------------------------------------
Income (loss) from operations                                    $(130,393)           $112,438
---------------------------------------------------------------------------------------------------
Depreciation and amortization                                       50,986              63,092
---------------------------------------------------------------------------------------------------
Minority interest in income of subsidiary                              -               (40,500)
---------------------------------------------------------------------------------------------------
EBITDA                                                           $ (79,407)           $135,030
===================================================================================================

EBITDA, excluding the operating expenses of GSN in the third quarter of 2003 and the profit of the sold business for the third quarter of 2002 but including the expansion costs at both Dan's Papers Inc. and The Hill, declined $64,760 to a loss of $12,847 compared to $51,913 for the same period in 2002. Largely due to the introduction of Dan's Hampton Style and the expansion of The Hill, revenues increased in the third quarter by $770,181. The investment in the expansion at Dan's and The Hill resulted in an increase in editorial and manufacturing and distribution costs of $560,176 and an increase in selling expenses of $208,474. These costs were partially offset by a decrease in minority interest of $40,500. General and administrative costs increased $106,791, due primarily to a $10,000 reduction of bad debt expense in 2003 compared with a reduction of $89,000 in 2002.


-------------------------------------------------------------------------------------------
                                                            Three months ended
-------------------------------------------------------------------------------------------
                                                   September 30, 2003    September 30, 2002
-------------------------------------------------------------------------------------------
EBITDA                                                  $ (79,407)           $ 135,030
-------------------------------------------------------------------------------------------
    Less:  EBITDA from GSN                                 66,560                  -
-------------------------------------------------------------------------------------------
    Less:  EBITDA from sold business                          -                (83,117)
===========================================================================================
EBITDA, excluding sold business                         $ (12,847)            $ 51,913
===========================================================================================

The Company generated a net loss of $14,733 in the third quarter of 2003 compared with a net profit of $74,685 for the third quarter of 2002. Excluding the net income (loss) of the businesses sold in 2003 and 2002, the Company generated net income of $52,908 in third quarter of 2003, an improvement of $56,030 compared with a net loss of $3,122 the third quarter of 2002. This was attributed to an increase in revenues of $770,181 and to the gain on the sale in September 2003 of the assets of GSN of $123,316. These gains were partially offset by an increase in editorial, production, and distribution costs of $560,176 and an increase in selling expenses of $208,474. General and administrative expenses increased $106,791 due primarily to a $10,000 reduction of bad debt expense in 2003 compared with a reduction of $89,000 in 2002. These cost increases were partially offset by a decrease in depreciation and amortization expense of $7,672, a decrease in minority interest of $40,500, and a decrease in the tax provision of $4,506. Net interest expense increased $14,706 in the third quarter of 2003.

On a per share basis, the net loss was $0.00 for the third quarter of 2003 compared with net income per share of $0.01 for the third quarter of 2002.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Revenues

Revenues excluding those from sold businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003) increased $1,033,094 or 14% in the first nine months of 2003 compared to the first nine months of 2002. Overall revenues for the first nine months including the sold business decreased $1,336,992 or 14% to $8,311,239 compared with $9,648,231 in the first nine months of 2003. Variances in specific revenue categories for the first nine months of 2003 excluding the sold business were as follows: display advertising, which represented 84% of total revenues, increased 11% to $6,880,500 in the first nine months of 2003 compared with $6,177,216 in the first nine months of 2002 and classified advertising increased 16% to $1,037,090 compared to $893,235 in 2002. Other revenue, including management fees from Marquis Who's Who LLC and subscription revenue, increased $186,006 to $310,965 in 2003 compared with $124,959 in 2002.

Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing 17% which was largely attributed to the introduction of Dan's Hampton Style and classified advertising which continued to grow in the first nine months by 16%. Revenues for The Hill for the first nine months increased 8%, due largely to the gains in display revenue from the introduction of a second issue on Tuesdays and a third issue in certain weeks of the third quarter.

Operating Expenses

Operating expenses during the first nine months of 2003 were $8,948,812, a decrease of 7%, compared with operating expenses of $9,639,313 during the first nine months of 2002. Excluding expenses from sold businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003), operating expenses increased 19% to $8,605,336 in the first nine months of 2003 compared with $7,242,082 for the first nine months of 2002. This is largely attributed to the investment in operating costs associated with the expansion of The Hill with a second weekly issue that started in March and a third issue in certain weeks of the third quarter, and the introduction in May of Dan's Hampton Style.

Variances in specific expense categories, excluding the sold businesses were as follows: editorial, production, and distribution were 42% higher compared to the nine months ended September 30, 2002. This is primarily due to the costs associated with the introduction in March 2003 of a second weekly issue of The Hill and a third issue in certain weeks of the third quarter and the introduction in May 2003 of Dan's Hampton Style. Selling expenses were 29% higher for the nine months ended September 30, 2003 compared to the period in 2002 primarily due to higher sales commissions on the revenue gains in the quarter and to the establishment of a New York sales office. Expenditures for market research, direct advertising, and promotional materials for new business initiatives increased in the first nine months of 2003. General and administrative expenses decreased 5% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Provision for Income Taxes

The Company recorded provisions for state and local income taxes of $32,502 and $71,082, respectively, for the nine months ended September 30, 2003 and 2002.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the nine months ended September 30, 2003, declined by $565,814 from a profit of $72,260 in the first nine months of 2002 to a loss of $493,554 in the first nine months of 2003. EBITDA for the first nine months of 2002 includes the EBITDA contribution of a sold business of $71,531. Furthermore, revenue gains generated by the expansion of Dan's Hampton Style and The Hill were largely offset by the investment in the corresponding editorial, production, distribution, and selling expenses and to the operating costs of GSN: Government Security News, which was sold in the third quarter. Additionally, the variance was due in part to the profit generated in the third quarter of 2002, which benefited EBITDA for the first nine months of 2002, by the business that was sold. General and administrative costs were lower for the nine months ended September 30, 2003.

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

---------------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
---------------------------------------------------------------------------------------------------
                                                           September 30, 2003    September 30, 2002
---------------------------------------------------------------------------------------------------
Earnings before interest, taxes, depreciation
and amortization (EBITDA)
---------------------------------------------------------------------------------------------------
Income (loss) from operations                                   $(637,573)           $   8,918
---------------------------------------------------------------------------------------------------
Depreciation and amortization                                     144,019              184,842
---------------------------------------------------------------------------------------------------
Minority interest in income of subsidiary                             -               (121,500)
===================================================================================================
EBITDA                                                          $(493,554)           $  72,260
===================================================================================================

EBITDA, excluding the businesses that were sold and discontinued, for first nine months of 2003 declined $234,421 to a loss of $233,692 compared to a profit of $729 for the same period in 2002. Largely due to the introduction of Dan's Hampton Style and the Tuesday issues of The Hill, revenues increased for the first nine months of 2003 by $1,033,094. However, the investment in the expansion at Dan's and The Hill resulted in an increase in editorial and manufacturing and distribution costs of $1,095,414 and an increase in selling expenses of $454,083. These costs were partially offset by a decrease in minority interest of $121,500 and a decrease in general and administrative costs of $160,482.

-----------------------------------------------------------------------------------------
                                                           Nine Months Ended
-----------------------------------------------------------------------------------------
                                                September 30, 2003     September 30, 2002
-----------------------------------------------------------------------------------------
EBITDA                                               $(493,554)            $ 72,260
-----------------------------------------------------------------------------------------
    Less:  EBITDA from GSN                             259,862                  -
-----------------------------------------------------------------------------------------
    Less:  EBITDA from sold business                                        (71,531)
=========================================================================================
EBITDA, excluding sold business                      $(233,692)            $    729
=========================================================================================

The Company generated a net loss of $574,353 for the nine months ended September 30, 2003 compared with a net loss of $170,062 for the nine months ended September 30, 2002. Excluding the net loss of the businesses sold in 2002 and 2003, the loss increased $87,757 in the nine months ended September 30, 2003 compared with the same period in 2002. This was attributed to an increase in revenues of $1,033,094 and to the gain on the sale in September 2003 of the assets of GSN of $123,316. These gains were largely offset by an increase in editorial, production, and distribution costs of $1,095,414 and an increase in selling expenses of $454,083. These higher costs were partially offset by a decrease in general and administrative expenses of $160,483, a decrease in depreciation and amortization of $25,760, a decrease in minority interest of $121,500, and a decrease in the tax provision of $38,580. Net interest expense increased $40,993.

On a per share basis, the net loss was $0.06 for the first nine months of 2003 compared with net loss per share of $0.02 for the first nine months of 2002.

Liquidity and Capital Resources

Cash as of September 30, 2003 was $308,890, excluding restricted cash of $34,102, compared with $862,765, excluding restricted cash of $104,103, for the same period in 2002. For the nine months ended September 30, 2003, total cash used in operating activities was $531,893, compared to cash provided by operating activities of $571,560 for the same period in 2002. This was primarily attributable to the net loss of $574,353 in 2003, an increase in accounts receivable and other assets of approximately $1,248,000, and the gain on the sale of the assets of a discontinued business. This was partially offset by an increase in accounts payable, accrued expenses, other liabilities, and related party payable totaling approximately $1,123,000, approximately $144,000 in depreciation and amortization, and the bad debt provision of approximately $147,000.

Capital expenditures were $47,593. Cash provided by financing activities totaled $335,900 and was primarily attributed to $400,000 in proceeds from the issuance of common stock. Cash collected on notes receivable was approximately $70,000 and payments of approximately $112,000 to the former publisher of The Hill and approximately $21,000 in payments primarily related to capital lease obligations. Dividends on preferred stock totaling $846 were accrued.

As of September 30, 2003, the Company had current assets of $2,871,901, including cash of $308,890. At September 30, 2003 the Company had an excess of current liabilities over current assets in the amount of $446,229. Included in the current liabilities is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2004 without violating the terms of the Company's agreement with the minority shareholder, and a $112,461 payment due in 2004 to the former publisher of The Hill for accrued vacation and bonus and to cash-out a phantom equity interest in Capital Hill.

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


The Company is growing the operations of its core publications, Dan's Papers and The Hill. Dan's Papers Inc. introduced a new magazine to compliment its weekly newspaper. Dan's Hampton Style began in May of 2003 and will continue through the year. Beginning in March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays, and a third issue was published in certain weeks of the fourth quarter. Plans are further being developed to continue publication of the third issue later this year and next year. Substantial investments in operating costs were made in the third quarter of 2003, which were in part self-funded by the growth in advertising revenues.

A new publication that was developed during the second quarter and produced in July 2003, GSN: Government Security News, was discontinued because revenue goals were not achieved. The assets were sold in September 2003 and generated a gain of $123,316.

The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $400,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that additional investment to fund the Company's obligations will be received during the course of 2003 and is presently in discussions to that end. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations through December 31, 2003. During 2004, however, in addition to its ordinary course obligations, the Company will have to satisfy its $600,000 obligation, plus interest, due to the former minority owner of Dan's Papers and pay $112,461 to the former publisher of The Hill. In order to meet these obligations and to finance the full expansion of both its core and new operations, the Company has determined that up to $1,400,000 in funds needs to be raised during the next year. In the event that the Company is not able to secure additional equity or debt investments, the Company may sell assets in order to meet its obligations.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

         Subsequent to the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective action required with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION



ITEM 5. OTHER INFORMATION

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




Date: November 19, 2003                    /s/ James A. Finkelstein
                                           ______________________________
                                           James A. Finkelstein
                                           President and Chief Executive Officer

Date: November  19, 2003                   /s/ E. Paul Leishman
                                           ______________________________
                                           E. Paul Leishman
                                           Chief Financial Officer