Form 10KSB
period 2003-12-31
NEWS COMMUNICATIONS INC
filed 2004-04-14
CIK 794487

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


(Mark One)

   X    Annual report under Section 13 or 15(d) of the Securities Exchange Act
------- of 1934. For the fiscal year ended December 31, 2003.

                                       OR

         Transition report under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934 for the transition period from ________ to ____________.

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Nevada                             13-3346991
                    ------                             ----------
       (State or Other Jurisdiction of                (IRS Employer
        Incorporation or Organization)             Identification No.)

          2 Park Avenue, Suite 1405
              New York, New York                          10016
              ------------------                          -----
   (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (212) 689-2500

        Securities Registered Pursuant to Section 12(b) of the Act: None

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ___
   --

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $10,230,081.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 10, 2004, is $3,344,441. The Company's common stock is traded on the OTC Electronic Bulletin Board.

         The number of shares of common stock outstanding as of March 26, 2004 was 11,628,691.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-KSB, with respect to the 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

        Transitional Small Business Disclosure formats (Check one):

                            Yes [ ]       No [X]

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

Overview

         News Communications, Inc. is a Nevada corporation formed in 1986. Through our subsidiaries, we publish and distribute advertiser-supported publications. We currently publish three newspapers and some related magazines through two offices. The principal source of our revenues is selling advertising space in our publications since the publications are principally distributed free of charge.

Sale of Community Papers

         On September 30, 2003, NCI completed the sale of the assets of a publication, GSN: Government Security News, a new publication that was produced in July 2003, did not meet revenue goals and was discontinued. During 2002, we completed the sale of assets of subsidiaries that were cash flow negative. On November 11, 2002, we sold substantially all of the assets and liabilities of Tribco Incorporated to an entity owned, in part, by Tribco's editor and publisher.

Present Publications

         Our current Publications are as follows:

         Publisher                                        Publication
         ---------                                        -----------
         Dan's Papers Inc.................................Dan's Papers and Montauk Pioneer and Dan's Magazine Hampton Style
                                                          and Dan's Magazine Hampton Sports

         Capitol Hill Publishing Corp.
              ("Capitol Hill")............................The Hill

Dan's Papers

         For the past 44 years Dan's Papers has been a favorite of people who visit or live in the Hamptons. Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, real estate, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and political issues, extensive entertainment listings, as well as special sections. Dan's Papers is published weekly in tabloid format, with a glossy cover. It is distributed primarily to retail locations on Eastern Long Island and estate home delivery. There is also a weekly distribution in Manhattan.

         In May 2003, we expanded our publications with a new glossy magazine in the Hamptons in New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style). The magazine was published twice monthly throughout the summer season and monthly into the fall. Dan's Hampton Style focuses on fashion, culture, arts, architecture and the stylish lifestyle of the Hamptons of Long Island. It is distributed to oceanfront estates from East Hampton to Westhampton Beach, NY, to boutiques and restaurants, and a special distribution to exclusive addresses in New York City.

         The staff at Dan's Papers also publishes the Montauk Pioneer. Dan's Papers and Montauk Pioneer are published out of offices in Bridgehampton, New York. Dan's Hampton Style was published out of offices in Bridgehampton, NY. Beginning in 2004, Dan's Hampton Style & Dan's Hampton Sports will be published out of new office space in Southampton, NY.

The Hill

         The Company began publication of The Hill in September 1994. The Hill is a newspaper that is devoted to the coverage of the United States Congress. Until March 2003, The Hill was published weekly. On March 24, 2003, The Hill began twice weekly publication. Beginning on February 3, 2004, The Hill began regular three times weekly publication. It has become required reading for members of Congress, their staff, and those who follow Congress. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies, lobbyists, government relation departments of corporations and similar groups. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. Additional revenues come from classified advertising and subscriptions from the sale of the paper. The Hill is printed on newsprint and is operated out of offices in Washington, D.C.

New Business Initiatives

         An expanded publication schedule was introduced in 2003 for Dan's Magazine. First introduced in 2002 for specific events such as The International Hamptons Film Festival and the Southamton Hospital, nine issues of Dan's Hampton Style were published in 2003. The publication schedule for 2004 will be expanded to approximately weekly during the summer after the season's introductory issue in the Spring of 2004 and approximately monthly thereafter. In 2004, the magazine will be published out of new office space in Southampton, NY.

         Beginning in May 2004, Dan's Papers will introduce Hampton Sports, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous," and Hampton Sports will devote itself entirely to the world of outdoor activity. From spring until fall, on a monthly basis, Hampton Sports will chronicle the activities that have contributed to the Hamptons' reputation as the place to vacation and play.

         Beginning in February 2004, the Company expanded publication of The Hill to three times weekly, on Tuesday, Wednesday, and Thursday when Congress is in session.

Printing and Production

         Independent printing shops print each of our publications. We transmit electronic files to the printer for reproduction. In each case, the printer is able to provide all of the necessary materials, such as paper and ink, for printing, and bills the Company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if the arrangements that we have with any of our printers should terminate, we believe that we can find similarly favorable arrangements with several other printing shops in or around New York City. We use several printers and are not overly reliant on any one vendor.

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

         During the months from May through September, Dan's Papers and Dan's Hampton Style serve the same market as Hamptons Magazine and Hampton Cottages & Gardens, also free circulation publications. Dan's Papers is aimed at the same market as the East Hampton Star and the Southampton Press, which are sold to readers and The Independent, a free weekly newspaper. Dan's Paper's other publication, the Montauk Pioneer, serves the community of Montauk and competes with the Montauk Sun and Montauk Life publications.

         The Hill, which is the largest circulation paper on Capitol Hill, services the same market as Roll Call. The Hill also competes for advertising with two other publications, The National Journal and Congressional Quarterly.

         We believe that our publications are the largest in each of our target areas.

Employees

         As of December 31, 2003, we had 79 full-time and 3 part-time employees, of whom 25 were editorial; 27 were engaged as display and classified advertising sales personnel; 12 were engaged in production and distribution; and 18 were engaged in administrative and clerical activities. We also have free-lance editorial contributors. We consider our relations with our employees to be satisfactory. No union represents any of our employees.

Seasonality

         Dan's Papers, Dan's Hampton Style, Montauk Pioneer, and Dan's Hampton Sports (new in 2004) which are resort area newspapers, have significant seasonal variations in revenues. This seasonality may cause operating results to vary significantly from quarter to quarter, with the third fiscal quarter being the most significant in terms of revenues and income. The Hill's revenues also vary throughout the year depending on whether or not Congress is in session.

Where You Can Find More Information

         The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC's web site at http://www.sec.gov. You may also read and copy any document we file at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.

Item 2. Description of Properties

         The Company operated out of three separate locations and beginning in April 2004, the Company operates out of four separate locations.

         On November 3, 1999, we entered into a five-year lease at 2 Park Avenue in New York City. The 2,900 square feet of office space serves as our executive offices including the centralization of our finance and administrative staff. The annual rent is approximately $101,900 per year.

         Dan's Papers leases 2,810 square feet of office space in a building on Montauk Highway, Bridgehampton, New York, at an annual rate of approximately $81,600 for a term of ten years terminating in October 2008. We have an option to renew this lease for an additional five-year term.

         On January 13, 2004, we entered into a one year lease for 1,000 square feet of office space in a building at 33 Flying Point Road, Southampton, New York, at an annual rate of approximately $25,000. We have an option to renew this lease annually for three years.

         In 1999, Capitol Hill Publishing Corp. renewed its lease for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. for five years terminating December 31, 2004. The annual rent is approximately $103,200. In 2003, the Company leased additional office space of approximately 700 square feet, also at 733 15th Street, N.W., Washington, D.C., for a term of seventeen months terminating July 21, 2004. The annual rent is approximately $18,000. The Company is seeking an alternative office space location.

         We believe that our present space for Dan's Papers, including the additional space taken in 2004 for Dan's Hampton Style and Dan's Hampton Sports, and NCI is adequate for current purposes and offers moderate expansion possibilities.

Item 3. Legal Proceedings

         We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

         During the last quarter of fiscal 2003, no matters were submitted to a vote of security holders.

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


                                                                            High           Low
                                                                            ----           ---
     Year Ended December 31, 2003
           First Quarter.............................................      $0.85          $0.80
           Second Quarter............................................      $0.88          $0.80
           Third Quarter.............................................      $0.86          $0.79
           Fourth Quarter............................................      $0.81          $0.66

     Year Ended December 31, 2002
           First Quarter.............................................      $0.87          $0.75
           Second Quarter............................................      $0.88          $0.65
           Third Quarter.............................................      $0.83          $0.09
           Fourth Quarter............................................      $0.91          $0.81

         On March 10, 2004, the last reported sales price for our shares was $0.86 per share. At December 31, 2003, we had 1,087 stockholders of record.

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

Recent Sale of Unregistered Securities

         The securities described below were issued by us during 2003, 2002, and 2001 and were not registered under the Securities Act of 1933. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to
Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities, other than the dividends paid on shares of preferred stock in shares of common stock, are deemed to be restricted securities for the purposes of the Securities Act.

         1. On June 4, 2001, pursuant to the terms of a Subscription Agreement our President, James A. Finkelstein, acquired 750,000 shares of NCI's common stock at $1.00 per share, of which 500,000 shares were purchased in June 2001 and the balance were purchased on July 31, 2001. The Company also issued to the President in consideration for his investment in NCI 250,000 additional shares of common stock that a related party surrendered to the Company. The President may be required to transfer these shares back to the related party upon the occurrence of certain events. As further consideration for the investment by the President, the Company issued to the President 5-year warrants to purchase 3,000,000 shares of common stock, of which 1,000,000 warrants have an initial exercise price of $1.10 per share, 1,000,000 warrants have an initial exercise price of $1.50 per share, and 1,000,000 warrants have an initial exercise price of $2.00 per share. The warrants are not exercisable until May 16, 2002.

         2. During March 2001, we issued an 8% convertible note in the face amount of $200,000 to principal shareholders of the Company.

         3. During April 2001, we drew down $300,000 under a revolving credit facility, dated March 31, 2001, from principal shareholders of the Company evidenced by an 8% revolving note.

         4. On June 4, 2001, pursuant to a Subscription Agreement, which was consummated, D. H. Blair Investment Banking Corp purchased 250,000 shares of the Company's Common Stock at a purchase price of $1.00 per share. The shares purchased were immediately surrendered to the Company in order to allow the Company to issue the 250,000 shares to its President as above described.

         5. On June 4, 2001 pursuant to a Subscription Agreement that was consummated, D.H. Blair Investment Banking Corp., converted $150,000 of the Company's 8% Convertible Note plus accrued interest of $7,594.52 into 157,594 shares of the Registrant's Common Stock at a purchase price of $1.00 per share. At the same time, Rosalind Davidowitz also consummated a subscription agreement pursuant to which Ms. Davidowitz converted $1,000,000 of the Company's 8% Convertible Note plus accrued interest of $38,575 into 1,038,575 shares of the Registrant's Common Stock at a purchase price of $1.00 per share.

         6. Also on June 4, 2001 In connection with the consummation of the transactions contemplated by the Letter Agreement with the new President, the Company repaid to D.H. Blair Investment Banking Corp., the principal amount of $300,000 plus accrued interest on a certain Revolving Note dated March 30, 2001, and the corresponding revolving credit facility was terminated. Upon payment in full of the revolving loans, in accordance with the terms of the agreement pursuant to which the loan was made, the Company issued 300,000 5-year warrants to D.H. Blair Investment Banking Corp. to purchase the Company's Common Stock at an exercise price of $1.00 per share.

         7. On October 18, 2001, we issued 19,106 shares of common stock in connection with the conversion of 5,000 shares of our $10 Convertible Preferred Stock.

         8. On May 16, 2002, we issued 600 shares of common stock in connection with the conversion of 1 share of the 10% Convertible Preferred Stock.

         9. On January 17, 2003, we issued 3,000 shares of common stock in connection with the conversion of 5 shares of 10% Convertible Preferred Stock.

         10. On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

         11. On March 24, 2003, pursuant to a Subscription Agreement, Melvin A. Weiss purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

         12. On May 1, 2003, pursuant to a Subscription Agreement, Venturetek LP purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

         13. On June 19, 2003, pursuant to a Subscription Agreement, Kinder Investments LP purchased 250,000 shares of the Company's common stock at a purchase price of $1.00 per share.

         14. On December 4 2003, we issued 39,281 shares of common stock in connection with the conversion of 10,000 shares of the 10% Convertible Preferred Stock.

         15. On December 16, 2003, pursuant to a Subscription Agreement, Venturetek LP purchased 1,000,000 shares of the company's common stock at a purchase price of $1.00 per share.

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

         Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 84% of revenues from operations are from display advertising sales and 12% are from classified advertising sales. Unearned revenues of approximately $162,047 at December 31, 2003 represent future classified advertisement for which customers have paid in advance and for subscription revenue for future issues.

         Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately $953,000, net of allowance for doubtful accounts of approximately $301,000 at December 31, 2003.

         Long-Lived Assets. Long-lived assets such as trade names and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Trade names and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been necessary through December 31, 2003.

         Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL carryforwards, of approximately $17.1 million as of December 31, 2003. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOL. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carryforwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Revenue

         Revenues excluding those from sold businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003) increased $1,663,402 or 20% compared with the prior year. Excluded revenues were $82,736 for 2003 and $2,760,228 for 2002. Overall revenues for the year ended December 31, 2003 including the sold business decreased $1,014,090 or 9% to $10,230,081 compared with $11,244,171 for the year ended December 31, 2002. Variances in specific revenue categories for the year 2003 excluding the sold businesses were as follows: display advertising, which represented 84% of total revenues, increased 19% to $8,507,204 in 2003 compared with $7,175,436 in 2002 and classified advertising increased 12% to $1,214,235 compared to $1,083,742 in 2002. Other revenue, including management fees from Marquis Who's Who LLC and subscription revenue, increased $201,141 to $425,906 in 2003 compared with $224,765 in 2002.

         Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing by $861,855, or 22%, in 2003 compared to 2002, which was largely attributed to the introduction of Dan's Hampton Style and to classified advertising which increased 10% in 2003 compared to 2002. Revenues for The Hill increased by $574,285, or 16%, due largely to the gains in display revenue from the introduction of a second issue on Tuesdays and a third issue in certain weeks of the third and the fourth quarters.

Operating Expenses

         Operating expenses were $11,568,739 in 2003, a decrease of 3%, compared with operating expenses of $11,915,405 in 2002. Excluding expenses from sold businesses (Queens Tribune and related publications that were sold in November 2002 and GSN: Government Security News which was sold in September 2003), operating expenses increased 21% to $11,225,264 in 2003 compared with $9,283,424 in 2002. Excluded expenses were $343,475 for 2003 and $2,631,980 for 2002. This is largely attributed to the investment in operating costs associated with the expansion of The Hill, with a second weekly issue that started in March and a third issue in certain weeks of the third and fourth quarters, and the introduction in May of Dan's Hampton Style.

         Variances in specific expense categories, excluding the sold businesses were as follows: editorial, production, and distribution increased $1,566,249, or 48%, compared to 2002. This is primarily due to the costs associated with the introduction in March 2003 of a second weekly issue of The Hill and a third issue in certain weeks of the third and fourth quarters, and the introduction in May 2003 of Dan's Hampton Style. Selling expenses increased $527,317, or 24%, for the year ended December 31, 2003 compared to 2002, primarily due to higher sales commissions on the revenue gains throughout the year and to the establishment of a New York sales office. Expenditures for market research, direct advertising, and promotional materials for new business initiatives increased $172,834 in 2003. General and administrative expenses decreased $37,196, or 1%, for the year ended December 31, 2003 compared to December 31, 2002.

Income

         EBITDA (earnings before interest, taxes, depreciation and amortization) decreased by $587,965 for the year ended December 31, 2003 from a loss of $559,022 for the year ended December 31, 2002 to a loss of $1,146,987 for the year ended December 31, 2003. This variance was largely due to the businesses that were sold. The business which was sold in 2002 generated EBITDA profits for the year ended December 31, 2002 of $145,960 while the other business sold in 2003 generated EBITDA losses of $259,862 for the year ended December 31, 2003. Additionally, the variance was attributed to the Company's continuing investment in growing the core products. In March 2003 a second weekly issue of The Hill was introduced, a third issue of The Hill was introduced in certain weeks of the third and fourth quarters, and in May 2003 the Company introduced Dan's Hampton Style.

Year ended December 31,                                                              2003           2002
----------------------------------------------------------------------------------------------   ----------
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Loss from operations                                                              $(1,338,658)   $(671,234)
Depreciation and amortization                                                         191,671      233,712
Minority interest in income of subsidiary                                                   -     (121,500)
----------------------------------------------------------------------------------------------   ----------
EBITDA                                                                            $(1,146,987)   $(559,022)
----------------------------------------------------------------------------------------------   ----------

Year ended December 31,                                                              2003            2002
-----------------------------------------------------------------------------------------------  ----------
EBITDA                                                                            $(1,146,987)   $(559,022)
    Less: EBITDA from GSN                                                             259,862           -
    Less: EBITDA from sold business                                                               (145,960)
-----------------------------------------------------------------------------------------------  ----------
EBITDA, excluding sold business                                                   $(887,125)     $(704,982)
-----------------------------------------------------------------------------------------------  ----------

         EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of the Company. EBITDA does not include gains or losses from the sale of subsidiaries.

         EBITDA loss excluding the sold businesses, increased by $182,143, or 26% to a loss of $887,125, compared to a loss of $704,982 for the same period in 2002. Revenues increased $1,663,402, but were offset by an increase in production, editorial and distribution costs of $1,566,249 due to the expansion at Dan's Papers and at The Hill, and by increases in selling expenses of $527,317 due to higher commissions driven by advertising revenue growth and to higher marketing costs. General and administrative costs declined $126,522 and minority interest expense declined by $121,500.

         Net loss for the full year 2003 increased by $597,482 to a net loss of $1,332,916 from a net loss of $735,434 for the year 2002. In addition to the elements contributing to the decrease in EBITDA, the increase was largely attributed to a decrease in the gain on sale of a publication of $21,751 from a gain on sale of a subsidiary totaling $89,326 in 2002 to a gain of $67,575 on the sale of a publication in 2003, a decrease in depreciation and amortization expense of $42,041, interest expense (net of interest income) of $38,657 in 2003 compared to interest income (net of interest expense) of $16,189 in 2002, and a reduction in the provision for income taxes of $25,039.

Sale of Publication

         On September 30, 2003, NCI completed the sale of the assets of a publication, GSN: Government Security News, to World Business Media LLC for $125,000 resulting in a net gain of approximately $117,000. GSN, a new publication that was produced in July 2003, did not meet revenue goals and was discontinued. As part of the proceeds, the buyer paid cash of $25,000 and issued to NCI a note in the principal amount of $100,000 with interest of 5% per annum. The note is payable in installments of $10,000 plus accrued interest, $10,000 plus accrued interest, and $80,000 plus accrued interest on the first, second and third anniversary dates, respectively. The note is secured by a security interest in all of the assets of World Business Media, LLC.

Income Taxes

         We currently have net operating loss (NOL) carryforwards for federal income tax purposes of approximately $17.1 million, which is available to offset federal taxable income through the 2023 fiscal year. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. We recorded a provision of approximately $23,000 for state and local income taxes for the year ended December 31, 2003.

Effects of Inflation

         We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Retirement of Outstanding Indebtedness

         As of December 31, 2003, we have an 8% Convertible Note in the principal amount of $200,000, plus accrued interest of $45,172, that is due on the earlier of (a) July 31, 2005, or (b) upon the sale of the stock or assets of a subsidiary to the extent that the cash proceeds from such transactions equal or exceed $1,000,000; a deferred purchase obligation in the principal amount of $1,200,000, bearing interest at prime plus one percent, which is due in equal installments on November 27, 2003 and November 27, 2004. The Company paid the November 2003 installment of $600,000, plus accrued interest of $69,800, in January 2004, without violating the terms of the Company's agreement with the minority shareholder. The second installment due on November 27, 2004 can be paid in 2005 without violating the terms of the agreement with the minority shareholder. Also as of December 31, 2003, the Company has an obligation in the principal amount of $112,461, bearing interest at 8%, which is due in May 2004. (See Notes 5 and 6 in notes to consolidated financial statements.)

Liquidity and Capital Resources

         Cash as of December 31, 2003 was $1,166,895, excluding restricted cash of $34,102, compared with $552,476, excluding restricted cash of $34,102, for the same period in 2002. For the year ended December 31, 2003, total cash used in operating activities was $819,259, compared to cash provided by operating activities of $315,750 for the same period in 2002. This was primarily attributable to the net loss of $1,332,916 in 2003, an increase in accounts receivable and other assets of approximately $597,600, and the gain on the sale of the assets of a discontinued business of $67,575. This was partially offset by an increase in accounts payable, accrued expenses, other liabilities, and related party payable totaling approximately $883,400, approximately $191,700 in depreciation and amortization, and the bad debt provision of approximately $103,800

         Capital expenditures were $53,108 and proceeds from the sale of a publication were $25,000.

         Cash provided by financing activities totaled $1,461,786 and was primarily attributed to $1,400,000 in proceeds from the issuance of common stock. The Company also received a scheduled $50,000 payment on a note receivable in the amount of $550,000, bearing an interest rate of 5%, issued to the Company in conjunction with the sale in 2001 of the stock of the Manhattan Publishing Group. The Company also received a $135,000 scheduled payment on a note receivable in the amount of $387,667, bearing an interest rate of 5%, issued to the Company in conjunction with the sale in 2002 of substantially all of the assets and liabilities of Tribco, Incorporated. The Company also received payments of $20,200 on a non-interest bearing note receivable in the amount of $126,000 issued to the Company in conjunction with the sale in 2001 of substantially all of the assets and liabilities of Parkchester Publishing Co., Inc. Payments were made of approximately $112,000 to the former publisher of The Hill and approximately $30,000 on capital lease obligations and auto loans. Dividends on preferred stock totaling $1,128 were accrued.

         In January 2004 to ensure liquidity for the Company, the Company negotiated and received pre-payment of the notes receivable from the sale of Manhattan Publishing Group and the sale of Tribco, Incorporated. The amounts received were $420,000 and $236,000, respectively. (See Note 16 in notes to consolidated financial statements.)


         As of December 31, 2003, the Company had current assets of $3,166,732, including cash of $1,166,895. At December 31, 2003, the Company had an excess of current liabilities over current assets in the amount of $514,358. Included in the current liabilities is $1,200,000 due to the former minority shareholder of Dan's Papers, which amount can be paid in 2004 and 2005 without violating the terms of the Company's agreement with the minority shareholder, and a $112,461 payment due in 2004 to the former publisher of The Hill. (See Note 5 and Note 6 in notes to consolidated financial statements.)


         Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility extended by a shareholder and has since been terminated, to meet its working capital requirements. The Company also generated cash from the recent sale of subsidiaries.

         As described more fully in Notes 6 and 8 of the notes to consolidated financial statements, at December 31, 2003 the Company had certain cash obligations, which are due as follows:

                                                 Less than                                After
                                     Total         1 Year      1-3 Years    4-5 Years    5 Years
                                   -------------------------------------------------------------
Due to related parties             $1,631,541    $1,386,369     $245,172          -       $ -
Note payable                           41,645         9,894       19,788       11,963       -
Capital lease obligations              49,387        23,618       16,374        9,395       -
Operating leases                      610,738       256,399      182,587      171,752       -
                                   ------------------------------------------------------------
                                                                                            -
Total                              $2,333,311    $1,676,280     $463,921     $193,110     $ -
                                   -------------------------------------------------------------


         The Company is not a party to any off-balance sheet arrangements.

         The Company is growing the operations of its core publications, Dan's Papers and The Hill. Dan's Papers Inc. introduced a new magazine to compliment its weekly newspaper. Dan's Hampton Style began in May of 2003 and continued through the year. Plans are being developed to expand publication of Dan's Hampton Style in 2004. Beginning in March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays, and a third issue was published in certain weeks of the fourth quarter. Plans are further being developed to continue publication of the third issue in 2004. Substantial investments in operating costs were made in the third and fourth quarter of 2003, which were in part self-funded by the growth in advertising revenues.

         A new publication that was developed during the second quarter and produced in July 2003, GSN: Government Security News, was discontinued because revenue goals were not achieved. The assets were sold in September 2003 and generated a gain of $117,064.

         The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 has been received in 2003 from the sale of the Company's common stock. The Company believes that it will have sufficient working capital to fund its operations through December 31, 2004.

Recent Accounting Standards

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 on "Accounting for Interest Rate Swaps". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have an effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.


Item 7.  Financial Statements

The consolidated financial statements of NCI and its subsidiaries, including the notes thereto, together with the report thereon of BDO Seidman, LLP is presented beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A. Controls and Procedures

As of December 31, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

There have not been any significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9 through 12 and 14 and indicated below are hereby incorporated by reference to NCI's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") which NCI will file with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 9.  Directors and Executive Officers of the Registrant

Information under the caption "Election of Directors" contained in the Company's 2004 Proxy Statement with respect to the Board of Directors is incorporated herein by reference.

Code of Ethics

The Company has not adopted a Code of Ethics for its executive officers, financial officers and employees, but is presently in the process of examining and considering one to be adopted shortly.

Item 10. Executive Compensation

Information called for by Item 10 is set forth under the heading "Executive Compensation" in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Information called for by Item 11 is set forth under the heading "Equity Compensation Plan Information" and "Share Ownership of Directors, Executive Officers and Certain Stockholders" contained in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         Information called for by Item 12 is set forth under the subheading "Certain relationships and related transactions" under the caption "Executive Compensation" contained in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. Exhibits, List and Reports on Form 8-K.

         (a) Exhibits


                                                                                  Incorporated by     Exhibit No. in
   Exhibit                                                                        Reference from        Referenced
   Number                                Description                               Document (1)          Document
      2.0      Agreement dated as of September 30, 2003 by and between News             *
               Communications, Inc. and World Business Media, LLC for the
               sale of substantially all of the assets and liabilities of
               GSN: Government Security News.

      3.1      Articles of Incorporation of the company (formerly known as              A                    3.1
               Applied Resources, Inc.), filed with the Secretary of State of the State of Nevada on May 20, 1986.
                                                                                        A                  3.1.1
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

      3.2      By-Laws of the company (as amended and restated).                        C                  3.2.1

      4.1      Form of Common Stock Certificate.                                        B                   4.1

      4.2      Certificate of Designation of 10% Convertible Preferred Stock.           Q                   4.2

      4.3      Certificate of Designation of 8% Convertible Preferred Stock.            Q                  4.2.1

     4.31      Certificate of Amendment of Certificate of Designation of 8%             Q                  4.2.2
               Convertible Preferred Stock.

      4.4      Certificate of Designation of $10 Convertible Preferred Stock            H                  10.33
               (included as part of Exhibit 10.21).

      4.5      Form of Rights Certificate.                                              L                    4.3

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

     10.7      Amendment of Lease, dated October 31, 1998, by and between               I                   10.6
               Dan's Paper's Inc. (f/k/a D.P. Acquisition, Inc.) and Daniel
               Rattiner.

     10.8      Lease Agreement, dated November 3, 1999, by and between News             L                  10.10
               Communications, Inc. and Two Park Company for premises located at 2 Park Avenue, New York, New York.

     10.9      Lease Agreement, dated June 28, 1994, by and between 15th & H            L                  10.12
               Street Associates and Capitol Hill Publishing  Company, Inc.
               for premises located at 733 15th Street, N.W., Washington, D.C.

    10.10      Letter Agreement, dated June 15, 1990, by and between  Dan's             B                  10.21
               Papers, Inc. and Dan's Papers, Ltd.

    10.11      Letter dated November 22, 1996 from News Communications,  Inc.           G                 10.4.4
               to Daniel Rattiner regarding exercise of option to purchase stock of Dan's Papers, Ltd.

    10.12      Employment and Stockholders' Agreement dated as of November              H                 10.4.5
               25, 1997 by and between News Communications, Inc. and Daniel
               Rattiner.

    10.13      Amended and Restated Employment Agreement dated  October 28,             G               10.7.4.1
               1996, by and between Jerry Finkelstein and  News Communications, Inc.

    10.14      Letter Agreement dated July 29, 1999 by and between Jerry                K                  10.24
               Finkelstein and News Communications, Inc.

    10.15      Stock Option  Agreement dated September 1, 1993, by and between          C                  10.11
               Jerry Finkelstein and News Communications, Inc.

    10.16      Employment Agreement dated December 1999 by and between Martin           L                  10.19
               Tolchin and News Communications, Inc.

    10.17      Form of Subscription Agreement made as of October 4, 1996 by             F                  10.33
               and among News Communications, Inc. and persons designated therein as "Purchasers,"  including Exhibit 1 thereto, form of
               Certificate of Designation of $10.00 Convertible Preferred
               Stock, and Exhibit 2 thereto, form of Warrant.

    10.18      Subscription Agreement, dated July 28, 1999, by and between              J                   10.5
               News Communications, Inc., Wilbur L. Ross, Jr., Melvyn I.
               Weiss and J. Morton Davis.

    10.19      Stock Option Agreement, dated July 28, 1999, by and between              K                  10.23
               News Communications, Inc. and Jerry Finkelstein.

    10.20      Stock Option  Agreement, dated July 28, 1999, by and between             K                  10.25
               News Communications, Inc. and Gary Weiss.

    10.21      8% Convertible  Note, dated March 7, 2001, in the  principal             L                  10.32
               amount of $200,000 issued by News Communications, Inc. in
               favor of D.H. Blair Investment Banking Corp.

  10.21.1      Amendment dated as of January 1, 2003 by and between  News               P
               Communications, Inc. and D.H. Blair Investment Banking Corp.
               to extend  maturity date of 8% Convertible Promissory  Note in the amount of $200,000.

  10.21.2      Amendment dated as of February 3, 2004 by and between News               *
               Communications, Inc. and D.H. Blair Investment Banking Corp.
               to extend maturity date of 8% Convertible Promissory  Note in the amount of $200,000.

    10.22      Subscription Agreement, dated March 7, 2001, by and between              L                  10.33
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp.

    10.23      Loan Agreement, dated as of March 30, 2001, by and between               L                  10.36
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp.

    10.24      Letter Agreement dated as of May 8, 2001 by and between  News            M                   10.1
               Communications, Inc. and James Finkelstein.

    10.25      Stockholders' Agreement dated as of May 8, 2001 by and among             M                   10.2
               Jerry Finkelstein, The Finkelstein Foundation, Inc., Shirley
               Finkelstein, Wilbur L. Ross, Jr.;  Melvyn I. Weiss, M&B Weiss
               Family Partnership, J. Morton Davis, D.H. Blair Investment
               Banking Corp., Rivkalex Corporation, Rosalind Davidowitz, and
               James Finkelstein.

    10.26      Subscription Agreement dated as of May 8, 2001 by and between            M                   10.3
               News Communications, Inc. and D.H. Blair Investment Banking
               Corp. for the purchase of 250,000 shares of common stock.


    10.27      Subscription Agreement dated as of May 8, 2001 by and between            M                   10.4
               News Communications, Inc. and D.H. Blair Investment  Banking
               Corp. for the purchase of 150,000 shares of common stock.

    10.28      Subscription Agreement dated as of May 8, 2001 by and between            M                   10.5
               News Communications, Inc. and Rosalind Davidowitz for the
               purchase of 1,000,000 shares of common stock.

    10.29      Subscription Agreement dated as of May 8, 2001 by and between            M                   10.6
               News Communications, Inc. and James Finkelstein for the
               purchase of 750,000 shares of common stock.

    10.30      Warrant to purchase 1,000,000 shares of common stock of News             M                   10.7
               Communications, Inc. at 1.10 per share issued to James
               Finkelstein.

    10.31      Warrant to purchase 1,000,000 shares of common stock of News             M                   10.8
               Communications,  Inc. at $1.50 per  share, dated as of May 8,
               2001 and issued to James Finkelstein.

    10.32      Warrant to purchase 1,000,000 shares of common stock of News             M                   10.9
               Communications, Inc. at $2.00 per share, dated as of May 8,
               2001 and issued to James Finkelstein.

    10.33      Warrant Purchase Agreement dated as of April 19, 2001 by and             M                  10.10
               between D.H. Blair Investment Banking Corp. and  James
               Finkelstein.

    10.34      Warrant to purchase 150,000 shares of common stock of News               M                  10.11
               Communications, Inc. at $1.00 per share, dated June 4, 2001 and issued to D.H. Blair Investment Banking Corp.

    10.35      Warrant to purchase 150,000 shares of common stock of News               M                  10.12
               Communications, Inc. at $1.00 per  share, dated June 4, 2001 and issued to James Finkelstein.

    10.36      Stock Purchase Agreement, dated August 3, 2001, by and between           N                  10.50
               News Communications, Inc. and Manhattan Media Corp.

    10.37      5% Promissory Note, dated August 3, 2001, in the principal               N                  10.51
               amount of $550,000 issued by Manhattan Media Corp. in favor of
               News Communications, Inc.

    10.38      Agreement dated as of November 11, 2002 by and between News              O                   10.1
               Communications, Inc. and Tribco, LLC for sale of substantially all of the assets and liabilities of Tribco Incorporated.


    10.39      Letter Agreement dated as of November 27, 2002 by and between            P
               News Communications, Inc. and Daniel Rattiner for the sale of
               20 shares of common stock of Dan's Papers, Inc.


                                      -17-

    10.40      Sub-lease Agreement, dated February 25, 2003 by and between              P
               15th Street Executive Suites, Inc. and Capitol Hill Publishing
               Company, Inc. for premises located at 733 15th Street, N.W.,
               Washington, D.C.

    10.41      Form of Subscription Agreement on the dates designated therein by        *
               and between News Communications, Inc., and person(s) designated therein as "Purchaser(s)" for the amounts designated therein.

       11      Statement re: computation of per share earnings                          *

       21      Subsidiaries of News Communications, Inc.                                *

     31.1      Certification of Chief Executive Officer pursuant to Section             *
               302 of the Sarbanes-Oxley Act of 2002

     31.2      Certification of Chief Financial Officer pursuant to Section             *
               302 of the Sarbanes-Oxley Act of 2002

     32.1      Certification of Chief Executive Officer pursuant to Section             *
               906 of the Sarbanes-Oxley Act of 2002

     32.2      Certification of Chief Financial Officer pursuant to Section             *
               906 of the Sarbanes-Oxley Act of 2002


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

O Current Report of the Company on Form 8-K relating to events occurring on November 11, 2002.

P Annual Report of the company on Form 10-KSB for the year ended December 31, 2002.

------------------------
*        Filed herewith.


         (b) Reports on Form 8-K

             None

Item 14. Principal Accountant Fees and Services

         Information with respect to the principal accountant fees and services contained in the Company's 2004 Proxy Statement, which information is incorporated herein by reference.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 13, 2004

                                         NEWS COMMUNICATIONS, INC.


                                         By: /s/ James A. Finkelstein
                                            ------------------------------------
                                                    James A. Finkelstein
                                            President & Chief Executive Officer


                                         By: /s/ E. Paul Leishman
                                             -----------------------------------
                                                       E. Paul Leishman
                                             Chief Financial Officer & Secretary


         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signature                             Title                         Date

          /s/ James A. Finkelstein           President & Chief Executive Officer    April 13, 2004
         --------------------------------
          James A. Finkelstein

          /s/ E. Paul Leishman               Chief Financial Officer & Secretary    April 13, 2004
         --------------------------------
          E. Paul Leishman

          /s/ Jerry Finkelstein.             Chairman of the Board & Director       April 13, 2004
         --------------------------------
          Jerry Finkelstein

          /s/ Wilbur L. Ross, Jr.            Director                               April 13, 2004
         --------------------------------
          Wilbur L. Ross, Jr.

          /s/ Gary Weiss                     Director                               April 13, 2004
         --------------------------------
          Gary Weiss

          /s/ Martin Mendelsohn              Director                               April 13, 2004
         --------------------------------
          Martin Mendelsohn

          /s/ Matthew Doull                  Director                               April 13, 2004
         --------------------------------
          Matthew Doull

                   News Communications, Inc. and Subsidiaries



--------------------------------------------------------------------------------

Contents

--------------------------------------------------------------------------------



Independent auditors' report                                               F - 2

Consolidated financial statements:

     Balance sheet                                                         F - 3
     Statements of operations                                              F - 4
     Statements of stockholders' equity                                    F - 5
     Statements of cash flows                                              F - 6
     Notes to consolidated financial statements                       F - 7 - 22

                   News Communications, Inc. and Subsidiaries


--------------------------------------------------------------------------------

Independent Auditors' Report

--------------------------------------------------------------------------------


Board of Directors and Stockholders of
News Communications, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


BDO Seidman, LLP

February 13, 2004

                   News Communications, Inc. and Subsidiaries


--------------------------------------------------------------------------------

Consolidated Balance Sheet

--------------------------------------------------------------------------------

    December 31, 2003
    --------------------------------------------------------------------------------------
    Assets
    Current:
    Cash and cash equivalents                                                 $  1,166,895
    Accounts receivable - net of allowance for doubtful accounts of $301,090       953,162
    Notes receivable                                                               846,000
    Other                                                                          200,675
    --------------------------------------------------------------------------------------
        Total current assets                                                     3,166,732
    Restricted cash                                                                 34,102
    Notes receivable, net of current portion                                        90,000
    Property and equipment at cost- net                                            353,613
    Goodwill                                                                       314,809
    Trade names, net                                                               488,674
    Other - net                                                                     16,146
    --------------------------------------------------------------------------------------
        Total assets                                                          $  4,464,076
    ======================================================================================
    Liabilities and Stockholders' Equity
    Current liabilities:
    Accounts payable                                                          $    904,171
    Accrued expenses                                                             1,194,991
    Note payable, current portion                                                    9,894
    Unearned revenue                                                               162,047
    Due to related parties                                                       1,386,369
    Capital lease, current portion                                                  23,618
    --------------------------------------------------------------------------------------
        Total current liabilities                                                3,681,090
    Due to related parties                                                         245,172
    Note payable, net of current portion                                            31,751
    Capital lease, net of current portion                                           25,769
    --------------------------------------------------------------------------------------
        Total liabilities                                                        3,983,782
    --------------------------------------------------------------------------------------
    Commitments                                                                          -
    --------------------------------------------------------------------------------------
    Stockholders' equity:
    Preferred stock, $1.00 par value; 500,000 shares authorized: 182,529
    shares issued and outstanding: $1,914,000 aggregate liquidation value          182,529
    Common stock, $.01 par value; 100,000,000 shares authorized;
    12,287,025 shares issued and 11,628,691 shares outstanding                     122,870
    Paid-in-capital preferred stock                                              1,613,320
    Paid-in-capital common stock                                                27,036,279
    Deficit                                                                    (27,572,975)
    --------------------------------------------------------------------------------------
                                                                                 1,382,023
    Less: Treasury stock, (658,334 common shares) - at cost                       (901,729)
    --------------------------------------------------------------------------------------
        Total stockholders equity                                                  480,294
    --------------------------------------------------------------------------------------
        Total liabilities and equity                                          $  4,464,076
    ======================================================================================

                See accompanying notes to consolidated financial statements.

                   News Communications, Inc. and Subsidiaries



--------------------------------------------------------------------------------
Consolidated Statements of Operations
--------------------------------------------------------------------------------

   Years ended December 31,                                           2003             2002
   --------------------------------------------------------------------------------------------
   Net revenues                                                    $10,230,081      $11,244,171
   --------------------------------------------------------------------------------------------

   Expenses:
   Editorial                                                         1,915,575        1,141,290
   Production and distribution                                       2,976,681        3,222,313
   Selling                                                           2,882,164        2,806,849
   General and administrative                                        3,602,648        4,511,241
   Depreciation and amortization                                       191,671          233,712
   --------------------------------------------------------------------------------------------
   Total expenses                                                   11,568,739       11,915,405
   --------------------------------------------------------------------------------------------
   Loss from operations                                             (1,338,658)       (671,234)
   Gain on sale of publication and subsidiary                           67,575          89,326
   --------------------------------------------------------------------------------------------
   Loss before interest, minority interest in income
   of subsidiary and provision for income taxes                     (1,271,083)        (581,908)
   Interest income (expense), net                                      (38,657)          16,189
   Minority interest in income of subsidiary                            -              (121,500)
   --------------------------------------------------------------------------------------------
   Loss before provision for income taxes                           (1,309,740)        (687,219)
   Provision  for income taxes                                          23,176           48,215
   --------------------------------------------------------------------------------------------
   Net loss                                                        $(1,332,916)     $ (735,434)
   ============================================================================================
   Loss per common share:
   Basic and diluted                                               $     (0.13)     $     (0.07)
   ============================================================================================
   Weighted average number of common shares outstanding:
   Basic and diluted                                                10,479,689       10,616,326
   ============================================================================================

                    See accompanying notes to consolidated financial statements.

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------
Consolidated Statements of Stockholders' Equity (Deficit)
-------------------------------------------------------------------------------

Years ended December 31, 2003 and 2002
-----------------------------------------------------------------------------------------------------------------------------------
                            Preferred stock    Paid-in        Common stock        Paid-in                                Total
                           ------------------  capital-  ----------------------   capital-                            stockholders'
                                              preferred                           common                    Treasury     equity
                            Shares    Amount    stock       Shares      Amount     stock        Deficit       Stock     (deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
2001                        192,535  $192,535  $1,703,350  10,844,144  $108,441  $25,550,672  $(25,502,369)  $(491,729)  $1,560,900

Conversion of 1 share
10% preferred to 600
shares of common stock          (1)       (1)         (5)         600         6            -             -           -            -

Acquisition of 500,001
shares of common stock
from sale of subsidiary           -         -           -           -         -            -             -    (410,000)    (410,000)

Dividends on preferred
stock                             -         -           -           -         -            -        (1,128)          -       (1,128)

Net loss                          -         -           -           -         -            -      (735,434)          -     (735,434)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
2002                        192,534  $192,534  $1,703,345  10,844,744  $108,447  $25,550,672  $(26,238,931)  $(901,729)  $  414,338
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of 10,005
shares of preferred stock
into 3,000 shares of
common stock                (10,005)  (10,005)    (90,025)     42,281       423       99,607             -           -            -

Issuance of 1,400,000
shares of common stock                                      1,400,000    14,000    1,386,000                              1,400,000

Dividends on preferred
stock                                                                                               (1,128)                  (1,128)

Net loss                                                                                        (1,332,916)              (1,332,916)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
2003                        182,529  $182,529  $1,613,320  12,287,025  $122,870  $27,036,279  $(27,572,975)  $(901,729)  $  480,294
-----------------------------------------------------------------------------------------------------------------------------------

                     See accompanying notes to consolidated financial statements

                   News Communications, Inc. and Subsidiaries


--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

Years ended December 31,                                                         2003               2002
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                    $ (1,332,916)        $ (735,434)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                               191,671            233,712
     Provision for doubtful accounts                                             103,800            159,300
     Minority interest                                                                 -            121,500
     (Gain) on sale of publication and subsidiary                                (67,575)           (89,326)
     Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                    (585,225)           437,918
         Other current assets                                                    (18,603)           (38,093)
         Restricted cash                                                               -             68,203
         Other assets                                                              6,201             34,432
         Increase (decrease) in:
         Accounts payable and accrued expenses                                   716,323           (109,936)
         Other liabilities                                                        83,198            (13,488)
         Related party payable                                                    83,867            246,962
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             (819,259)           315,750
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Capital expenditures                                                        (53,108)           (46,829)
     Proceeds from sale of subsidiary                                             25,000            318,333
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                              (28,108)           271,504
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants                       1,400,000                  -
     Payment of related party notes payable                                     (112,461)          (400,000)
     Dividend on preferred stock                                                  (1,128)            (1,128)
     Payment of capital lease obligations                                        (23,110)           (17,444)
     Payments on automobile loan                                                  (6,715)            (1,111)
     Payment of other current liabilities                                              -           (300,000)
     Collection of notes receivable                                              205,200             88,400
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            1,461,786           (631,283)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                  614,419            (44,029)
Cash, beginning of year                                                          552,476            596,505
-----------------------------------------------------------------------------------------------------------
Cash, end of year                                                            $ 1,166,895         $  552,476
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                            $    13,819         $    4,312
         Income taxes                                                             27,311             97,616
     Non-cash activities:
         Purchases of equipment under capital leases                              34,309                  -
         Purchase of automobile - debt incurred                                   22,454             22,226
         Purchase of minority interest - debt incurred                                 -          1,600,000
         Disposition of assets - notes received                                  100,000            386,667
         Disposition of assets - treasury stock received                               -            410,000
         Conversion of preferred stock into common stock                         100,030                  -
-----------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------



1.   Organization and Industry Segment

     Description of Business - News Communications, Inc., a Nevada corporation, through its subsidiaries, publishes and distributes advertiser-supported newspapers and magazines. The Company's publishing subsidiaries are Dan's Papers, Inc. ("DPI") and Capitol Hill Publishing Corp. ("Capitol Hill"). News Communications, Inc. and Subsidiaries ("NCI", or the "Company") function in one industry segment, which is the news publication business.

     On September 30, 2003, NCI sold the assets of a publication, GSN:
     Government Security News ("GSN"). (see Note 15).

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

     Cash and Cash Equivalents - We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents.

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

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

                                                                                Years
                 ------------------------------------------------------------------------------------
                 Furniture, fixtures, and office equipment                      5 - 10
                 Leasehold improvements                           Shorter of useful life of asset or
                                                                            length of lease
                 Computer equipment                                                5
                 Distribution boxes                                                5
                 ------------------------------------------------------------------------------------

     Intangibles - Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased and consist primarily of trade names and goodwill. Trade names are being amortized over twenty years on a straight-line basis. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over twenty years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and suspended the amortization of goodwill. Goodwill has not been amortized, but instead is now evaluated for impairment.

     Long-Lived Assets - Long-lived assets, such as trade names and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 31, 2003.

     Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $162,047 at December 31, 2003, represent future advertisements that have been paid for by customers in advance as well as deferred subscription revenue.

     Seasonality - One of the Company's publications (which generated approximately 57% of revenues for the year ended December 31, 2003 and approximately 43% for the year ended December 31, 2002) is a resort-area newspaper that earns a significant portion of its revenue during the summer months.

     Shipping and Handling Costs - Shipping and handling costs billed to customers are recorded as revenue and are immaterial. The costs associated with shipping goods to customers are recorded as an operating expense.

     Concentration of Customers - The majority of the Company's customers are located in the Washington, D.C. and Eastern Long Island, N.Y. areas.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2003, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

     Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of preferred stock. Common stock equivalents were not included in the calculations in 2003 or 2002 since their effects were anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ended December 31, 2003 and December 31, 2002.

     For the years ended December 31, 2003 and 2002, options to purchase 768,153 and 743,156 shares of common stock, warrants to purchase 3,315,873 and 3,315,873 shares of common stock, convertible preferred shares convertible into 771,461 and 752,045 shares of common stock, and convertible notes convertible into 245,172 and 229,172 shares of common stock, respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

     Income Taxes - Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109, requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain.

     Accounting for Stock-Based Compensation - The Company has chosen to account for stock-based compensation to employees and non-employee members of the Board using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has presented certain pro forma and other disclosures related to stock-based compensation plans. See Note 11 for disclosure of assumptions utilized in the calculation of fair value.

     In December 2002, the Financial Accounting Standards Board issued ("SFAS") ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The Company plans to continue using the intrinsic value method for stock-based compensation.

     In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

                                                                                -------------------    --------------
Year ended December 31,                                                              2003                     2002
---------------------------------------------------------------------------------------------------    --------------
Net loss as reported                                                             $ (1,332,916)             $ (735,434)
Less:  Total stock-based employee compensation expense
determined under fair value based method for all awards                                (8,213)               (131,156)
---------------------------------------------------------------------------------------------------------------------
Proforma net loss                                                                $ (1,341,129)             $ (866,590)
=====================================================================================================================
Basic net income (loss) per share:
As reported                                                                             (0.13)                  (0.07)
Proforma                                                                                (0.13)                  (0.08)
=====================================================================================================================


3.   Property and Equipment

     Major classes of property and equipment are as follows:


December 31, 2003
-------------------------------------------------------------------------------------------
Leasehold improvements                                                            $231,689
Computer equipment and software                                                    512,507
Furniture, fixtures and office equipment                                           224,524
Automobile                                                                          45,538
Distribution boxes                                                                  15,839
-------------------------------------------------------------------------------------------
                                                                                $1,030,097
Less:  Accumulated depreciation and amortization                                   676,484
-------------------------------------------------------------------------------------------
Property and equipment, net                                                       $353,613
-------------------------------------------------------------------------------------------

     Property and equipment included assets under capital leases at December 31, 2003 with a cost of $90,806 and accumulated depreciation of $45,362.

     Depreciation expense for the years ended December 31, 2003 and 2002 was $165,608 and $173,758, respectively.

4.   Intangible Assets

     Goodwill

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

     As of December 31, 2003, the net carrying amount of goodwill is $314,809 which was recorded in connection with the acquisition of a minority interest in September 2002 (see Note 5). As of December 31, 2003, the Company completed its fair value-based goodwill impairment test, which resulted in no impairment loss being recorded.

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     Trade names

     Trade names are amortized on a straight-line basis over 20 years. The Company recorded the trade names in connection with the acquisition of minority interest in September 2002 (see Note 5). Trade names as of December 31, 2003 consisted of:

December 31, 2003
-------------------------------------------------------------------------------------------------
Trade names                                                                            $ 521,253
Less:  Accumulated amortization:                                                         (32,579)
-------------------------------------------------------------------------------------------------
                                                                                       $ 488,674
-------------------------------------------------------------------------------------------------


     Amortization expense of $26,063 and $59,954 was recognized for the years ended December 31, 2003 and 2002, respectively. Amortization expense for each of the five succeeding years is estimated to be approximately $26,000 per year.

5.   Acquisition of Minority Interest


     On September 23, 2002 the minority shareholder, a related party, of DPI notified the Company of his intention to exercise an option to sell to NCI the 20% stock ownership that the party held in DPI at a purchase price of $1,600,000. An amount of $400,000 was paid on November 27, 2002 and the balance to be paid, with interest, at prime plus one percent in two equal installments (i.e. $600,000 plus interest) on November 27, 2003 and 2004, which amounts may be paid in 2004 and 2005 without violating the terms of the Company's agreement with the minority shareholder.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the minority interest occurred on January 1, 2001 and includes trade name amortization expense for 2002 and 2001 (see Note 15):


                                           Year Ended
                            --------------------------------------------
                              December 31, 2002     December 31, 2001
                            --------------------  ----------------------
Net loss                         $ (651,668)          $ (2,782,125)

Net loss per share, basic
and diluted                      $    (0.06)          $      (0.29)


     The acquisition of the minority interest was accounted for under the purchase method of accounting, applying the provisions of Statement of Financial Accounting Standards No. 141 and, as a result, the Company recorded the acquisition of the minority interest in the assets and liabilities of DPI at their estimated fair values with the excess of the purchase price over these amounts being recorded as trade names ($521,253) and goodwill ($314,809) (see Note 4).

6.   Related Parties

     During March 2001, the Company received $200,000 in the form of an 8% Convertible Note from principal shareholders of the Company. Principal and interest are due on the earlier of (a) July 31, 2005, or (b) upon the next round of equity financing and have a stated interest rate of 8% per annum. As of December 31, 2003, accrued interest was $45,172. The holders of the 8% Convertible Note have the right to convert the principal amount and accrued interest under the note at a conversion price of $1.00 per share at any time before the payment in full of such amounts due under the note.

     On December 11, 2002, the former Editor-in-Chief and Publisher of The Hill, concurrent with his resignation, exercised an option to liquidate and cash-out a phantom equity interest in The Hill, that was granted to him upon the start-up and launch of The Hill in 1994. Under the terms of his agreement, the amount owed to him was $224,922. This included the phantom equity interest, accrued bonus and vacation, plus interest at 8%. It will be paid in three installments. Two installments that total $112,461 were paid in April and May 2003 and the final installment of $112,461 will be made in May 2004. Compensation expense of $224,500 associated with this transaction was included in general and administrative expense for the year ended December 31,

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     2002. Current amounts payable to related parties for the year ended December 31, 2003 includes $112,461.

     Current amounts payable to related parties in the amount of $1,386,369 at December 31, 2003 primarily consisted of a Note in the amount of $1,200,000 at an interest rate of prime plus one percent, due to the former minority shareholder (see Note 5), and $112,461 due to the former Editor-in-Chief and Publisher of The Hill.

     Long-term amounts payable to related parties in the amount of $245,172 at December 31, 2003 consisted of an 8% Convertible Note in the amount of $200,000 to principal shareholders of the Company and accrued interest.

     Interest expense for the years ended December 31, 2003 and 2002 relating to the above notes was approximately $84,400 and $22,000, respectively.

     Certain Company office facilities have been leased since 1988 from an officer of a subsidiary of the Company. Rental expense amounted to approximately $81,600 and $88,600 for the years ended December 31, 2003 and 2002, respectively. The lease payment is adjusted annually based on the Consumer Price Index. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 2008.

     Amounts owed to officers and other employees of the Company for bonuses and expenses amounted to approximately $224,123 at December 31, 2003, and are included in accrued expenses.

7.   Leases

     The Company leases all operating facilities under operating leases expiring through October 2008. Rent expense under operating leases was approximately $345,000 and $449,000 for the years ended December 31, 2003 and 2002, respectively. The future minimum payments under non-cancelable leases for operating facilities and equipment (capital leases) consisted of the following at December 31, 2003:

                                                      Capital     Operating
Year ending December 31,                                Leases     Leases
---------------------------------------------------------------------------
2004                                                  $ 23,618     $256,399
2005                                                     8,858       93,847
2006                                                     7,516       88,740
2007                                                     7,516       92,292
2008                                                     1,879       79,460
---------------------------------------------------------------------------
Total minimum lease payments                          $ 49,387     $610,738
---------------------------------------------------------------------------


     The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

8.   Commitments

     In June 2001, the Company entered into a Letter Agreement with the President of the Company. The Letter Agreement provides for his employment at a base salary of $150,000 per annum plus bonuses and other benefits (adjusted for an increase of not less than 5% on January 1, 2002 and

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     annually thereafter). In January 2003, the Board of Directors granted to the President an increase in the base salary of $100,000 to $250,000, effective January 1, 2003. Additionally, the Board granted a bonus of $25,000 for the year ended December 31, 2002 that was paid in 2004.

     The Company has an employment agreement expiring in 2007 with the Publisher and Editor of Dan's Papers. The agreement stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits of approximately $50,000 annually.

     As of December 31, 2003, the Company had a letter of credit with a lessor for $34,102. This was secured by a certificate of deposit in the same amount, which is recorded as restricted cash on the consolidated balance sheet.

     Employee Benefit Plan - The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions are discretionary and are determined on a yearly basis by the Company. For the years ended December 31, 2003 and 2002, there were no matching contributions.

9.   Common Stock

     At December 31, 2003, the Company has approximately 5,100,660 shares of common stock reserved for issuance upon conversion of outstanding preferred stock, exercise of options and warrants and convertible notes.

     In 2003, pursuant to Subscription Agreements, the Company sold 1,400,000 shares of common stock at a purchase price of $1.00 per share.

     In 2003, holders converted 10,000 shares of $10 preferred stock and 5 shares of 10% preferred stock into 39,281 and 3,000 shares of common stock, respectively.

     In 2002, the holder converted 1 share of 10% preferred stock into 600 shares of common stock.

10.  Preferred Stock

     Preferred stock consisted of the following:

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

December 31, 2003
------------------------------------------------------------------------------------------------
10% nonvoting convertible preferred stock, 1,245 shares authorized; 15 shares issued and outstanding, $500 per share per annum cumulative dividends, $75,000
liquidation value (a)                                                                   $     15

8% convertible preferred stock, 297 shares authorized, 14 shares issued and outstanding, $80 per share per annum cumulative dividends, $14,000 liquidation
value (b)                                                                                     14

$10 convertible preferred stock, 200,000 shares authorized, 182,500 issued and
outstanding, $1,825,000 liquidation value (c)                                            182,500
------------------------------------------------------------------------------------------------
                                                                                        $182,529
------------------------------------------------------------------------------------------------

     (a) The 10% nonvoting convertible preferred stock is redeemable at the option of the Company, under certain circumstances. The holders can convert their shares of preferred stock into shares of common stock at the rate of 600 shares of common stock for each share of preferred stock, subject to standard anti-dilution provisions.

         During 2003, there was a conversion of five shares of 10% nonvoting convertible preferred stock into 3,000 shares of common stock. As a result, common stock at par increased by $30, preferred stock at par decreased by $5, and additional paid-in capital-preferred stock decreased by $25. During 2002, there was a conversion of one share of the 10% nonvoting convertible preferred stock into 600 shares of common stock. As a result, common stock at par increased by $6, preferred stock at par decreased by $1, and additional paid-in capital-preferred stock decreased by $5.

     (b) The 8% convertible preferred stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price of $6.30, which is subject to standard anti-dilution provisions. The 8% convertible preferred stock has no voting rights, except if the Company fails to make four consecutive payments, then and until such time as all unpaid and accumulated dividends are paid in full the holders are entitled to vote on an as-converted basis. As of December 31, 2003, the Company has failed to make four consecutive payments and as such the holders are entitled to vote until such time as all unpaid and accumulated dividends are paid in full.

         During 2003 and 2002, there were no conversions by holders of the Company's 8% convertible preferred stock.

         During the years ended December 31, 2003 and 2002 dividends totaling $1,128 were accrued for the holders of the 8% convertible preferred stock.

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

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     During 2003 there was one conversion by a holder of 10,000 shares of the Company's $10 convertible preferred stock into 39,281 shares of the Company's common stock. As a result, common stock at par increased by $393, additional paid-in capital - common stock increased by $99,607, preferred stock at par decreased by $10,000 and additional paid-in capital - preferred stock decreased by $90,000.

     Dividends on the $10 convertible preferred stock are noncumulative and are payable at a rate of five times the amount of dividends, if any, per share declared and paid by the Company on its common stock.

     The holders of the $10 convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 convertible preferred stock may be converted is obtained by dividing $10 by a conversion price. The conversion price was initially set at $6.00, and is subject to adjustments generally for dilution or decline in the market price below $6.00. As a result of these adjustments, the current conversion price is $2.41.

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

11.  Stock-based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), establishes financial accounting and reporting standards for employee stock-based compensation plans and to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS 123 encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has elected, as permitted by SFAS 123, to account for its employee plans using the intrinsic value based method of accounting prescribed by APB 25, as described in Note 2. However, pro forma disclosures of net income and earnings per share must be made as if the SFAS 123 accounting standard had been adopted. The fair value of options for purposes of the SFAS pro forma disclosures has been estimated using a Black-Scholes option-pricing model.

     Information regarding the Company's stock option plans is as follows:

     (a) 1987 Stock Option Plan - The Company has a Stock Option Plan (the "Plan), which it adopted in 1987, pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and non-qualified stock options to employees, officers and directors of the Company. Under the Plan, a maximum of 122,222 shares of common stock are available for issuance. The option price will be the fair market value (110%) of the fair market value for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and expiring ten years from the date of grant. The following is a summary of transactions:

           Year ended December 31,                                      2003         2002
           -------------------------------------------------------------------------------
           Outstanding, beginning of period                            8,333       13,333
           Granted during the period                                       -            -
           Expired during the period                                 (1,667)      (5,000)
           -------------------------------------------------------------------------------

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

           Outstanding, end of period (1)                              6,666        8,333
           ------------------------------------------------------------------------------
           Options exercisable, December 31                            6,666        8,333
           ------------------------------------------------------------------------------
           Weighted  average  remaining  contractual  years  at
           December 31                                                   0.8          1.6
           ------------------------------------------------------------------------------

               With an exercise price per share ranging from $7.31 to $7.88, the weighted average exercise price per share at December 31, 2003 and 2002 was $7.73 and $7.39, respectively. At December 31, 2003 and 2002 there were 115,555 and 113,889 options available for future grants, respectively.

     (b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended December 31, 2003 and 2002.

         On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 166,667 shares of common stock is available for issuance. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2003, options to purchase 23,331 shares of common stock were granted at an exercise price of $0.80 per share and a fair market value of $0.35 per share. The following is a summary of transactions relating to the Directors and Officers' Stock Option
         Plans:

           Year ended December 31,                               2003            2002
           ----------------------------------------------------------------------------
           Outstanding, beginning of period                     296,656         269,992
           Granted during the period                             23,331          26,664
           Expired during the period                                  -               -
           ----------------------------------------------------------------------------
           Outstanding, end of period (1)                       319,987         296,656
           ----------------------------------------------------------------------------
           Options exercisable at December 31                   319,987         296,656
           ----------------------------------------------------------------------------
           Weighted average remaining contractual years at
           December 31                                              1.4             2.1
           ----------------------------------------------------------------------------

            (1) With an exercise price per share ranging from $0.79 to $7.88, the weighted average exercise price at December 31, 2003 and 2002 was $4.32 and $4.60 per share, respectively.

     (c) 1999 Stock Option Plan - The Company has a stock option plan (the "1999 Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and nonqualified stock options to employees, officers and directors of the Company and other individuals providing services to or for the Company. Under the Plan, a maximum of 200,000 shares of common stock are available for issuance. The option price will be the fair market value as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

         expiring ten years from the date of grant. In June 2000, the company entered into stock option agreements with certain employees for options to purchase 136,000 shares of common stock at an exercise price of $1.188 per share. The options vested in June 2002. In November 2000, the Company entered into a stock option agreement with a consultant for options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share. The options vested immediately. The following is a summary of transactions:


           Year ended December 31,                                        2003            2002
           -----------------------------------------------------------------------------------
           Outstanding, beginning of period                             46,500          74,000
           Granted during the period                                         -               -
           Expired during the period                                         -        (27,500)
           -----------------------------------------------------------------------------------
           Outstanding, end of period (1)                               46,500          46,500
           -----------------------------------------------------------------------------------
           Options exercisable at December 31                           46,500          46,500
           -----------------------------------------------------------------------------------
           Weighted average remaining contractual years at
           December 31                                                     8.6             9.6
           -----------------------------------------------------------------------------------

        (1) With an exercise price per share ranging from $1.00 to $1.19, the weighted average exercise price at December 31, 2003 and 2002 was $1.11 and $1.11, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options and warrants are amortized to expense over the vesting period of the options and warrants. The fair value of these options and warrants was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rate of 3.35% and 3.41%; volatility factor of the expected market price of the Company's common stock of 45.4%; and weighted average expected lives of 0.8 and 8.6 years (see Note 2).

12.  Stock Warrants

     At December 31, 2003, the Company has 3,315,873 shares of stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

     Non-Redeemable Warrants - At December 31, 2003 and 2002, the Company had outstanding 3,315,873 and 3,315,873 non-redeemable warrants, respectively. At December 31, 2003 and 2002, 3,315,873 and 3,315,873 non-redeemable warrants were exercisable, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise price ranging from $1.00 to $6.00 per share. The warrants are exercisable and expire on the following dates:

           Number of warrants                       Grant date           Expiration date
           -----------------------------------------------------------------------------
                      15,873                 January 11, 2000           January 11, 2005
                     300,000                     June 4, 2001               June 4, 2006
                   3,000,000                     June 4, 2001             April 19, 2006
           ------------------------------------------------------------------------------

     There were no exercises of non-redeemable warrants during the years ended December 31, 2003 and 2002. During 2002, 116,349 non-redeemable warrants expired, unexercised.

     All of the warrants that expire January 2005 were issued in connection with the conversion of 8% preferred stock to common stock. All of the warrants that expire June 2006 were issued to an affiliate of the principal shareholder of the Company in connection with a promissory note (see

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     Note 6). All of the warrants that expire April 2006 were issued to the President of the Company, pursuant to a Letter Agreement, as additional consideration for his common stock investment.

13.  Income Taxes

     The Company has a deferred tax asset amounting to approximately $9.2 million at December 31, 2003, principally relating to cumulative net operating loss carryforward and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of the operating loss carryforward giving rise to uncertainty as to whether the deferred tax asset is realizable.

     As of December 31, 2003, the Company had net operating loss income tax carryforwards of approximately $17.1 million, which expire in the years 2007 through 2023. Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. The Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of an ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

     The Company recorded provisions of approximately $23,000 and $48,000 for state and local income taxes for the years ended December 31, 2003 and 2002, respectively.

14.  Recent Accounting Standards

     In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

     On May 1, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on "Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133 on "Accounting for Interest Rate Swaps". SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS 149 did not have an effect on its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments; mandatory redeemable instruments, financial instruments to repurchase an entity's own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments. SFAS 150 is effective for periods beginning after June 15, 2003. The Company's adoption of this interpretation did not have an effect on its consolidated financial statements.

15.  Sale of Publication

     On September 30, 2003, NCI completed the sale of the assets of GSN to World Business Media LLC for $125,000 resulting in a net gain of approximately $117,000. GSN, a new publication that was produced in July 2003, did not meet revenue goals and was discontinued. As part of the proceeds, the buyer paid cash of $25,000 and issued to NCI a note in the principal amount of $100,000 with interest of 5% per annum. The note is payable in installments of $10,000 plus

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------

     accrued interest, $10,000 plus accrued interest, and $80,000 plus accrued interest on the first, second and third anniversary dates, respectively. The note is secured by a security interest in all of the assets of World Business Media, LLC.

16.  Sale of Subsidiaries

     On November 11, 2002, NCI completed the sale of substantially all of the assets and liabilities of Tribco Incorporated ("Queens") to Queens Tribco LLC for $1,115,000 resulting in a net gain of approximately $89,000. As part of the proceeds, the buyer paid cash of $318,333, surrendered 500,001 shares of common stock having a value of $410,000 based upon a price of $0.82 per share, and issued to NCI a note in the principal amount of $386,667 with interest of 5% per annum. The first installment of $135,000 plus accrued interest was paid on the first anniversary date. In January 2004, the balance of $251,667 was paid, net of a pre-payment discount of $15,667 . The note is secured by all of the assets of Queens Tribune LLC. The revenues for Queens for the year ended December 31, 2002 aggregated approximately $2,760,000.

     On August 3, 2001, NCI completed the sale of Manhattan Newspaper Group ("Manhattan") to Manhattan Media Corp. for $910,000 resulting in a net loss of approximately $375,000. As part of the proceeds, Manhattan Media Corp issued to NCI a note in the principal amount of $550,000 with interest of 5% per annum. A principal payment of $50,000 plus accrued interest on the outstanding balance was paid on each of the first and second anniversary dates. In January 2004, the balance of $450,000 plus accrued interest was paid, net of a pre-payment discount of $30,000. The note is secured by all of the assets of the companies comprising the Manhattan Newspaper Group and a pledge of the shares of the stock of each of the companies comprising the Manhattan Newspaper Group.

     The discounts on the above two notes totaled $45,667 and were charged against the gain on sale of publication and subsidiary.

     On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. ("Nassau") to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $525,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued interest was paid on the first and second anniversary dates. The outstanding principal balance of $175,000 plus accrued and unpaid interest is payable on April 30, 2004, on the third anniversary date. The note is secured by all of the assets of NCN Acquisition LLC.

     The following is a summary of the notes receivable related to the sale of four of the Company's subsidiaries (Parkchester Publishing Co., Inc. was sold in 2000).

                   News Communications, Inc. and Subsidiaries

-------------------------------------------------------------------------------


December 31, 2003
-----------------------------------------------------------------------------------------
Sale of the assets of GSN                                                       $ 100,000
Sale of substantially all of the assets and liabilities of Queens                 236,000
Sale of Manhattan                                                                 420,000
Sale of substantially all of the assets and liabilities of Nassau                 175,000
Sale of Parkchester Publishing Co., Inc.                                            5,000
-----------------------------------------------------------------------------------------
                                                                                  936,000
Less:  Current maturities                                                        (846,000)
-----------------------------------------------------------------------------------------
Notes receivable, net of current maturities                                     $  90,000
-----------------------------------------------------------------------------------------