Form 10QSB
period 2004-03-31
NEWS COMMUNICATIONS INC
filed 2004-05-20
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2004

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                  13-3346991
----------------------------------------             -------------------
    (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                  Identification No.)

       2 Park Avenue, Suite 1405
           New York, New York                               10016
----------------------------------------             -------------------
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

The number of shares of common stock outstanding as of May 10, 2004 was 11,649,458.

Transitional Small Business Disclosure Format (check one) Yes     No X
                                                             ---    ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                    PAGE
PART I.      Financial Information

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheet at March 31, 2004...................3

             Unaudited Consolidated Statements of Operations
             for the three months ended March 31, 2004 and 2003.......................4

             Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.....................................5

             Notes to Unaudited Consolidated Financial Statements.....................6

   Item 2.   Management's Discussion and Analysis or Plan of Operation................8

   Item 3.   Controls and Procedures.................................................11

PART II.     Other Information

   Item 6.   Exhibits and Reports on Form 8-K........................................12

   Signatures........................................................................13

   Certifications

      31.1   Chief Executive Officer's Certificate, pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

      31.2   Chief Financial Officer's Certificate, pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

      32.1   Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2   Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                           PART I
                                   FINANCIAL INFORMATION
                               ITEM 1 - Financial Statements
                         News Communications, Inc. and Subsidiaries
                                 Consolidated Balance Sheet
                                        (Unaudited)

March 31, 2004
--------------------------------------------------------------------------------------------------------------
Assets
Current:
Cash and cash equivalents                                                                            $332,331
Accounts receivable - net of allowance for doubtful accounts of $299,231                              757,996
Notes receivable                                                                                      185,000
Other                                                                                                 234,890
--------------------------------------------------------------------------------------------------------------
    Total current assets                                                                            1,510,217
Restricted cash                                                                                        34,102
Notes receivable, net of current portion                                                               90,000
Property and equipment at cost- net                                                                   335,001
Goodwill                                                                                              314,809
Trade names, net                                                                                      482,159
Other - net                                                                                            25,842
--------------------------------------------------------------------------------------------------------------
    Total assets                                                                                  $ 2,792,130
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable                                                                                    $ 703,983
Accrued expenses                                                                                    1,111,591
Note payable, current portion                                                                           9,894
Unearned revenue                                                                                      143,297
Due to related parties                                                                                727,442
Capital lease, current portion                                                                         19,592
--------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                       2,715,799
Due to related parties                                                                                249,161
Note payable, net of current portion                                                                   29,277
Capital lease, net of current portion                                                                  22,548
--------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                               3,016,785
--------------------------------------------------------------------------------------------------------------
Commitments                                                                                                 -
--------------------------------------------------------------------------------------------------------------
Stockholders' deficit:
Preferred stock, $1.00 par value; 500,000 shares authorized: 182,529 shares
issued and outstanding: $1,914,000 aggregate liquidation value                                        182,529
Common stock, $.01 par value; authorized 100,000,000 shares; 12,287,025
shares issued and 11,628,691 outstanding                                                              122,870
 Paid-in-capital preferred stock                                                                    1,613,320
 Paid-in-capital common stock                                                                      27,036,279
 Deficit                                                                                          (28,277,924)
--------------------------------------------------------------------------------------------------------------
                                                                                                      677,074
Less: Treasury stock, (658,334 common shares) - at cost                                              (901,729)
--------------------------------------------------------------------------------------------------------------
    Total stockholders' deficit                                                                       (224,655)
--------------------------------------------------------------------------------------------------------------
    Total liabilities and deficit                                                                  $ 2,792,130
--------------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited financial statements.

          News Communications, Inc. and Subsidiaries
             Consolidated Statements of Operations
                          (Unaudited)

Three Months Ended March 31                                          2004                2003
---------------------------------------------------------------------------------------------------
Net revenues                                                         $1,883,410         $1,571,062
---------------------------------------------------------------------------------------------------

Expenses:
Editorial                                                               475,627            326,984
Production and distribution                                             548,600            396,453
Selling                                                                 589,034            500,677
General and administrative                                              912,384            839,478
Depreciation and amortization                                            46,441             46,125
---------------------------------------------------------------------------------------------------
Total expenses                                                        2,572,086          2,109,717
---------------------------------------------------------------------------------------------------
Loss before interest and provision for income taxes                    (688,676)          (538,655)
Interest income (expense), net                                          (15,992)            (7,352)
---------------------------------------------------------------------------------------------------
Loss before provision for income taxes                                 (704,668)          (546,007)
---------------------------------------------------------------------------------------------------
Provision for income taxes                                                    -              2,000
---------------------------------------------------------------------------------------------------
Net loss                                                              $(704,668)        $ (548,007)
---------------------------------------------------------------------------------------------------
Loss per common share:
Basic and diluted                                                       $ (0.06)           $ (0.05)
---------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding:
Basic and diluted                                                    11,628,691         10,201,654
---------------------------------------------------------------------------------------------------
                       See accompanying notes to unaudited financial statements.


             News Communications, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows
                            (Unaudited)

Three Months ended March 31,                                                  2004            2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                     $ (704,668)     $ (548,007)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                               46,441          46,125
      Provision for doubtful accounts                                             16,000         (34,300)
      Changes in assets and liabilities:
          (Increase) decrease in:
          Accounts receivable                                                    179,166        (133,630)
          Other current assets                                                   (34,059)        (36,834)
          Other assets                                                            (9,696)          1,256
          Increase (decrease) in:
          Accounts payable and accrued expenses                                 (283,745)        272,365
          Other liabilities                                                      (18,750)         75,000
          Related party payable                                                 (654,938)         19,480
---------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (1,464,249)       (338,545)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                       (21,313)        (13,630)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (21,313)        (13,630)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                           -         100,000
      Dividends on preferred stock                                                  (282)           (282)
      Payment of capital lease obligations                                        (7,246)         (4,025)
      Payments on automobile loan                                                 (2,474)         (1,111)
      Collection of notes receivable                                             661,000          11,049
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        650,998         105,631
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                 (834,564)       (246,544)
Cash, beginning of quarter                                                     1,166,895         552,476
---------------------------------------------------------------------------------------------------------
Cash, end of quarter                                                           $ 332,331       $ 305,932
---------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
      Cash paid during the quarter for:
          Interest                                                              $ 76,018         $ 2,003
          Income taxes                                                             8,462          12,155
      Non-cash activities:
          Purchases of equipment under capital leases                                  -          24,886
          Conversion of preferred stock into common stock                              -              30
---------------------------------------------------------------------------------------------------------
                       See accompanying notes to unaudited financial statements.

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation:

In the opinion of News Communications, Inc.'s ("NCI" or "the Company") management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The results for the interim periods are not necessarily indicative of the results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company is growing the operations of its core publications, Dan's Papers, Dan's Hampton Style (also called Dan's Magazine Hampton Style), Montauk Pioneer and The Hill. The Company intends to continue to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 was received in 2003 from the sale of the Company's common stock. The Company believes that additional investments to fund the Company's obligations may be received during the course of 2004. Regardless of whether additional funds are received, the Company believes that it will have sufficient working capital to fund its operations and obligations through December 31, 2004, due to the seasonality of Dan's Papers and the anticipated traditionally stronger third quarter results.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the related audited financial statements included therein.

B. Income (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2004 and 2003.

For the three months ended March 31, 2004, options to purchase 768,153 shares of common stock, warrants to purchase 3,315,873 shares of common stock, convertible preferred shares convertible into 750,694 shares of common stock, and convertible notes convertible into 249,161 shares of common stock were not included in the computation of diluted loss per share because the effect would be anti-dilutive. These options and warrants, which expire from July 27, 2004 through November 28, 2015, were all outstanding at March 31, 2004.

C. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the quarters ended March 31, 2004 and 2003.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of March 31, 2004, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and expanded our publications with a new magazine in the Hamptons in New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style). The publication schedule for Dan's Hampton Style will be expanded to approximately weekly during the summer after the season's introductory issue in May 2004 and approximately monthly thereafter.

Dan's Papers is planning to introduce Hampton Sports in June 2004, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous." From spring until fall, on a monthly basis, Hampton Sports will chronicle the activities that have contributed to the Hamptons' reputation as the place to vacation and play.

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

Throughout this Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. The Company's definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA does not include gains or losses from the sale of subsidiaries. All references in this MD&A to EBITDA are to a non-GAAP financial measure. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. Additionally, the Company believes that the use of non-GAAP financial measures enables it and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. A reconciliation of GAAP to non-GAAP financial measures is included on page 9.

Results of Operations:

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31,
2003

Revenues

Revenues increased $312,348 or 20% in the first quarter of 2004 to $1,883,410 from $1,571,062 for the first quarter of 2003 primarily due to an increase in advertising pages sold. Variances in specific revenue categories for the three month period were as follows: display advertising, which represented 74% of total revenues, increased 21% to $1,397,502 in the first quarter of 2004 compared with $1,158,565 in the first quarter of 2003. Classified advertising, which represented 20% of revenues, increased 22% to $375,946 from $307,181 in the first quarter of 2003. Subscription revenues declined $59,167 to $42,917 in 2004. Other revenues increased $63,813 to $67,045 in the first quarter of 2004, largely due to management fees of $62,500 from Marquis Who's Who LLC.

Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing 33% and classified advertising increased 16%. Display revenues for The Hill increased 16%, due in part to the introduction of a third regular weekly issue in February 2004. Classified advertising increased 78%.

Operating Expenses

Operating expenses for the first quarter of 2004 were $2,572,086, an increase of 22%, compared with operating expenses of $2,109,717 during the first quarter of 2003. This is largely attributed to the investment in operating costs associated with the expansion of The Hill and Dan's Hampton Style. The Hill was published weekly in January and February 2003 and a second issue was added in March 2003. Beginning in February 2004, The Hill added a third weekly issue. Further operating costs were incurred in the first quarter of 2004 on the expanded publication schedule for Dan's Hampton Style and for the planned introduction of Dan's Hampton Sports.

Variances in specific expense categories: editorial, production, and distribution were 42% higher compared to the three months ended March 31, 2003, due in part to the costs associated with Dan's Hampton Style, which was first introduced in the second quarter of 2003, and Dan's Hampton Sports, and with the introduction in February 2004 of a third regular weekly issue of The Hill. Selling expenses were 18% higher for the three months ended March 31, 2004 compared to the same quarter in 2003 due in part to the addition of sales staff for Dan's Hampton Style and Dan's Hampton Sports and to higher sales commissions on the revenue gains at Dan's Papers and The Hill. General and administrative expenses increased 9% for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due in part to a $30,000 reduction of bad debt expense in 2004 compared with a reduction of $65,000 in 2003, and to higher employer taxes.

Provision for Income Taxes

There was no provision (benefit) for state and local income taxes for the three months ended March 31, 2004 compared with $2,000 for the same period in 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended March 31, 2004, declined by $149,705 from a loss of $492,530 in the first quarter of 2003 to a loss of $642,235 in the first quarter of 2004. Revenue gains at Dan's Papers were impacted by higher editorial, production, distribution, sales commission, and bad debt costs. Revenue gains at The Hill were largely offset by the increase in the editorial, production, distribution, and selling expenses associated with the introduction of a third issue of The Hill in February 2004. General and administrative costs were higher for the three months ended March 31, 2003 due primarily to a $30,000 reduction of bad debt expense in 2004 compared with a reduction of $65,000 in 2003, and to higher employer taxes.

Reconciliations of GAAP to Non-GAAP Financial Measures. Reconciliations of GAAP to non-GAAP financial measures are provided below. As previously explained, EBITDA is a measure widely used among media related businesses and is used in this report because management believes that it is an effective way of monitoring the operating performance of our company relative to the industry. EBITDA does not include capital gains or losses from the sale of subsidiaries.

Three Months Ended March 31                                2004           2003
--------------------------------------------------------------------------------
Earnings before interest, taxes, depreciation and
amortization (EBITDA)
Loss from operations                                    $(688,676)    $(538,655)
Depreciation and amortization                              46,441        46,125
--------------------------------------------------------------------------------
EBITDA                                                  $(642,235)    $(492,530)
--------------------------------------------------------------------------------

The Company generated a net loss of $704,668 in the first quarter of 2004 compared with a net loss of $548,007 for the first quarter of 2003. Revenues increased $312,348 and were offset by an increase in editorial, production, and distribution costs of $300,790 and an increase in selling expenses of $88,357. General and administrative expenses increased $72,906. Depreciation and amortization expense was essentially flat, net interest expense increased $8,640, and there was no tax provision for the first quarter of 2004 compared with a tax provision of $2,000 for the quarter ended March 31, 2003.

On a per share basis, the net loss was $0.06 for the first quarter of 2004 compared with net loss per share of $0.05 for the first quarter of 2003.

Liquidity and Capital Resources

Cash as of March 31, 2004 was $332,331, excluding restricted cash of $34,102, compared with $305,932, excluding restricted cash of $34,102, for the same period in 2003. For the three months ended March 31, 2004, total cash used in operating activities was $1,464,249, compared to cash used in operating activities of $338,545 for the same period in 2003. This was primarily attributable to the net loss of $704,668 in 2004, a decrease in accounts payable, accrued expenses and other liabilities of approximately $302,000, a decrease in related party payable of approximately $655,000, and an increase in other assets of approximately $44,000. This was partially offset by a decrease in accounts receivable of approximately $179,000, approximately $46,000 in depreciation and amortization expense and the bad debt provision of approximately 16,000.

Capital expenditures were $21,313. Cash provided by financing activities totaled $650,998 and was primarily attributed to $661,000 in cash collected on notes receivable. Payments related to capital lease obligations were $7,246, payments on automobile loans were $2,474, and dividends on preferred stock totaling $282 were accrued.

As of March 31, 2004, the Company had current assets of $1,510,217, including cash of $332,331. At March 31, 2004, the Company had an excess of current liabilities over current assets in the amount of $1,205,582. This deficit reflects the seasonality of Dan's Papers, Dan's Hampton Style, Montauk Pioneer, and Dan's Hampton Sports (new in summer of 2004) which are resort area publications. The third fiscal quarter is the most significant in terms of revenues and operating income and is expected to fully fund the deficit. Included in the current liabilities is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2005 without violating the terms of the Company's agreement with the minority shareholder, and a $112,461 payment due in 2004 to the former publisher of The Hill for accrued vacation and bonus and to cash-out a phantom equity interest in Capital Hill.

At March 31, 2004, there were no material changes in the ordinary course of business to the contractual obligations of the Company. The Company is not party to any off-balance sheet arrangements.

Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility, extended by a shareholder which has since been terminated, to meet its working capital requirements. The Company also generated cash from sale of subsidiaries.

The Company is continuing to grow the operations of its core publications, Dan's Papers, Dan's Hampton Style and The Hill. These investments in operating costs during the first quarter of 2004 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to compliment Dan's Papers, its weekly newspaper. The Company is further developing plans to expand publication of Dan's Hampton Style and to introduce Dan's Hampton Sports in 2004. In March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays, and a third issue was published in certain weeks of the fourth quarter. In February of 2004, the Company continued weekly publication of the third issue of The Hill.

The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 was received in 2003 from the sale of the Company's common stock and a total of $661,000 was received in the first quarter of 2004 from payments due the Company from sale of subsidiaries. The Company believes that it will have sufficient working capital to fund its operations and obligations through December 31, 2004, due to the seasonality of Dan's Papers and the anticipated traditionally stronger third quarter results.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

There have not been any significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal first quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.1'D'      Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2'D'      Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1'D'      Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2'D'      Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002.

             'D' Indicates that exhibit is attached hereto.

         Reports on Form 8-K:
               None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: May 19, 2004                         /s/ James A. Finkelstein
                                           ------------------------
                                           James A. Finkelstein
                                           President and Chief Executive Officer


Date: May 19, 2004                         /s/ E. Paul Leishman
                                           ------------------------
                                           E. Paul Leishman
                                           Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The dagger symbol shall be expressed as................................ 'D'