Form 10QSB
period 2004-06-30
NEWS COMMUNICATIONS INC
filed 2004-08-23
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2004

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                  13-3346991
           ----------------                             ----------
   (State or Other Jurisdiction of                     (IRS Employer
    Incorporation or Organization)                   Identification No.)

       2 Park Avenue, Suite 1405
           New York, New York                              10016
       -------------------------                           -----
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


The number of shares of common stock outstanding as of August 13, 2004 was 11,649,458.

Transitional Small Business Disclosure Format  (check one)  Yes        No  X
                                                                ---       ---

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                                      PAGE
PART I.  Financial Information

   Item 1.   Financial Statements


             Unaudited Consolidated Balance Sheet at June 30, 2004....................  3

             Unaudited Consolidated Statements of Operations
              for the three months and six months ended June 30, 2004 and 2003........  4

             Unaudited Consolidated Statements of Cash Flows
              for the six months ended June 30, 2004 and 2003.........................  5

             Notes to Unaudited Consolidated Financial Statements.....................  6

   Item 2.   Management's Discussion and Analysis or Plan of Operation................  7

   Item 3.   Controls and Procedures.................................................  12

PART II. Other Information

   Item 6.   Exhibits and Reports on Form 8-K......................................... 12

   Signatures......................................................................... 13

   Certifications

        31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1   Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2   Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       PART I
                                Financial Information
                            ITEM 1 - Financial Statements
                     News Communications, Inc. and Subsidiaries
                   Consolidated Balance Sheet as of June 30, 2004
                                     (Unaudited)

------------------------------------------------------------------------------------------------------
Assets
Current:
Cash and cash equivalents                                                                    $199,415
Accounts receivable - net of allowance for doubtful accounts of $392,229                    1,862,035
Notes receivable                                                                               10,000
Other                                                                                         275,161
------------------------------------------------------------------------------------------------------
    Total current assets                                                                    2,346,611
Restricted cash                                                                                34,102
Notes receivable, net of current portion                                                       90,000
Property and equipment at cost- net                                                           301,163
Goodwill                                                                                      314,809
Trade names, net                                                                              475,643
Other - net                                                                                    25,070
------------------------------------------------------------------------------------------------------
    Total assets                                                                          $ 3,587,398
======================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                          $ 1,062,627
Accrued expenses                                                                            1,188,217
Income taxes payable                                                                           40,977
Note payable, current portion                                                                   9,894
Unearned revenue                                                                              163,334
Due to related parties                                                                        613,894
Capital lease, current portion                                                                 16,909
------------------------------------------------------------------------------------------------------
    Total current liabilities                                                               3,095,852
Due to related parties                                                                        253,150
Note payable, net of current portion                                                           26,804
Capital lease, net of current portion                                                          20,669
------------------------------------------------------------------------------------------------------
    Total liabilities                                                                       3,396,475
------------------------------------------------------------------------------------------------------
Commitments
------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 177,529 shares
issued and outstanding: $1,864,000 aggregate liquidation value                                177,529
Common stock, $.01 par value; authorized 100,000,000 shares; 12,307,792 shares
issued and 11,649,458 outstanding                                                             123,078
 Paid-in-capital preferred stock                                                            1,568,320
 Paid-in-capital common stock                                                              27,086,071
 Deficit                                                                                  (27,862,346)
------------------------------------------------------------------------------------------------------
                                                                                            1,092,652
Less: Treasury stock, (658,334 common shares) - at cost                                      (901,729)
------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                190,923
------------------------------------------------------------------------------------------------------
    Total liabilities and equity                                                          $ 3,587,398
=====================================================================================================
                                            See accompanying notes to unaudited financial statements.

             News Communications, Inc. and Subsidiaries
                Consolidated Statements of Operations
                     (Unaudited)
                                                             Three Months Ended                    Six Months Ended
                                                      ---------------------------------    ---------------------------------
                                                       June 30, 2004     June 30, 2003      June 30, 2004     June 30, 2003
                                                      ----------------   --------------    ----------------   --------------
----------------------------------------------------------------------------------------------------------------------------
Net revenues                                              $ 4,094,917      $ 3,225,430         $ 5,978,328      $ 4,796,492
----------------------------------------------------------------------------------------------------------------------------

Expenses:
Editorial                                                     510,461          557,812             986,091          884,796
Production and distribution                                   982,887          823,535           1,531,488        1,219,988
Selling                                                       926,171          845,312           1,515,205        1,365,945
General and administrative                                  1,134,694          920,388           2,047,078        1,739,910
Depreciation and amortization                                  46,861           46,908              93,300           93,033
---------------------------------------------------------------------------------------------------------------------------
Total expenses                                              3,601,074        3,193,955           6,173,162        5,303,672
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before interest and provision for income taxes  493,843           31,475            (194,834)        (507,180)

Interest income (expense), net                                (13,207)         (10,162)            (29,199)         (17,514)
Income (loss) before provision for income taxes               480,636           21,313            (224,033)        (524,694)
Provision for income taxes                                     64,774           32,926              64,774           34,926
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $ 415,862        $ (11,613)          $(288,807)      $ (559,620)
Preferred stock dividends                                        (282)            (282)               (564)            (564)
---------------------------------------------------------------------------------------------------------------------------
   Net income or (loss) available to common stockholders     $415,580        $ (11,895)          $(289,371)      $ (560,184)
Preferred stock dividends                                         282                 -                  -                -
Elimination of Interest on convertible debt                     3,989                 -                  -                -
---------------------------------------------------------------------------------------------------------------------------
   Net income or (loss) applicable to common stockholders    $419,851        $ (11,895)          $(289,371)      $ (560,184)
---------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Basic                                                          $ 0.04        $   (0.00)          $   (0.02)         $ (0.05)
---------------------------------------------------------------------------------------------------------------------------
Diluted                                                          0.03            (0.00)              (0.02)           (0.05)
---------------------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares outstanding:
Basic                                                      11,644,666       10,358,641          11,636,678       10,280,581
---------------------------------------------------------------------------------------------------------------------------
Diluted                                                    12,653,638       10,358,641          11,636,678       10,280,581
---------------------------------------------------------------------------------------------------------------------------
             See accompanying notes to unaudited financial statements.


                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Six months ended June 30,                                                            2004               2003
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net Loss                                                                         $ (288,807)       $ (559,620)
Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                   93,300            93,033
      Provision for doubtful accounts                                                134,900            (7,000)
      Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                      (1,043,773)         (678,631)
         Other current assets                                                        (74,486)           10,703
         Other assets                                                                 (8,924)            2,730
         Increase (decrease) in:
         Accounts payable and accrued expenses                                       151,684           805,883
         Income taxes payable                                                         40,977            12,491
         Other liabilities                                                             1,287                 -
         Related party payable                                                        21,873            41,019
---------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                             (971,969)         (279,392)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                           (27,821)          (29,237)
      Collection of note receivable                                                  836,000            20,200
---------------------------------------------------------------------------------------------------------------
Net cash from (used in) investing activities                                         808,179            (9,037)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                               -           400,000
      Payment of related party notes payable                                        (786,370)         (112,461)
      Dividends on preferred stock                                                      (564)             (564)
      Payment of capital lease obligations                                           (11,809)           (9,933)
      Payments on automobile loan                                                     (4,947)           (2,593)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (803,690)          274,649
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                     (967,480)          (13,980)
Cash, beginning of period                                                          1,166,895           552,476
---------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               $  199,415        $  538,496
===============================================================================================================
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                                                 $   88,560        $    8,931
         Income taxes                                                                 21,716            18,919
      Non-cash activities:
         Purchases of equipment under capital leases                                       -            26,930
         Conversion of preferred stock into common stock                              50,000                30
         ======================================================================================================
                                                      See accompanying notes to unaudited financial statements.

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

The Company is growing the operations of its core publications, Dan's Papers, Dan's Hampton Style (also called Dan's Magazine Hampton Style), Montauk Pioneer and The Hill. The Company intends to continue to finance these new business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 was raised in 2003 from the sale of the Company's common stock. The Company believes that it will have sufficient working capital to fund its operations and obligations through December 31, 2004, due to the seasonality of Dan's Papers and the anticipated traditionally stronger third quarter results.

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the related audited financial statements included therein.

B. Earnings (Loss) per Share:

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

Convertible preferred shares convertible into 755,822 weighted average shares of common stock and convertible notes convertible into 253,150 shares of common stock were considered in the computation of diluted earnings per share for the three months ended June 30, 2004. Weighted average options to purchase 768,153 and 744,823 shares of common stock for the three and six months ended June 30, 2004 and 2003 were excluded from the computation of earnings per diluted share. In each of these periods the exercise prices of the options exceeded the average fair market value of our common stock and the effect would have been anti-dilutive.

For the six months ended June 30, 2004 convertible preferred shares convertible into 758,363 weighted average shares of common stock were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months and six months ended June 30, 2003, convertible preferred shares convertible into 765,214 and 767,663 weighted average shares of common stock, respectively were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, warrants to purchase 3,315,873 shares of common stock were not considered in computation of diluted earnings per share were excluded from the computation of earnings per diluted common share because in each of these periods the exercise prices of the warrants exceeded the average fair market value of our common stock and the effect would have been anti-dilutive. Convertible notes convertible into 237,106 shares of common stock for the three months ended June 30, 2003 and 253,150 shares and 237,106 shares for the six months ended June 30, 2004 and 2003, respectively, were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. The options and warrants, which expire from July 27, 2004 through November 28, 2015, were all outstanding at June 30, 2004.

The following table sets forth the computation of basic and diluted earnings per share of common stock.

                                                                           Three Months Ended            Six Months Ended
                                                                      ----------------------------  ----------------------------
                                                                      June 30, 2004  June 30, 2003  June 30, 2004  June 30, 2003
                                                                      -------------  -------------  -------------- -------------
Weighted-average number of shares on which earnings per share calculations are based:
Basic                                                                    11,644,666    10,358,641    11,636,678     10,280,581
    Add - incremental shares associated with convertible preferred stock    755,822             -             -              -
    Add - incremental shares associated with convertible debt               253,150             -             -              -
-------------------------------------------------------------------------------------------------------------------------------
Diluted                                                                  12,653,638    10,358,641    11,636,678     10,280,581
===============================================================================================================================
Net income (loss) applicable to common stockholders - basic computation   $ 415,862     $ (11,613)   $ (288,807)    $ (559,620)
    Elimination of preferred stock dividend requirements upon assumed
    conversion preferred stock                                                 (282)            -             -              -
    Elimination of interest on convertible preferred debt                     3,989             -             -              -
-------------------------------------------------------------------------------------------------------------------------------
Net income on which diluted earnings per share are calculated             $ 419,569     $ (11,613)   $ (288,807)    $ (559,620)
===============================================================================================================================

Earnings (loss) per share of common stock
-------------------------------------------------------------------------------------------------------------------------------
    Basic                                                                    $ 0.04       $ (0.00)      $ (0.02)       $ (0.05)
-------------------------------------------------------------------------------------------------------------------------------
    Diluted                                                                    0.03         (0.00)        (0.02)         (0.05)
===============================================================================================================================

C. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income/loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the three and six months ended June 30, 2004 and 2003.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of June 30, 2004, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and expanded our publications with a new magazine in the Hamptons in New York. Dan's Hampton Style (also called Dan's Magazine Hampton Style). Dan's Hampton Style will be published on approximately a weekly basis during July and August and on approximately a monthly basis thereafter.

Dan's Papers Inc. introduced Dan's Hampton Sports in June 2004, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous." From spring until fall, on a monthly basis, Dan's Hampton Sports will chronicle the activities that have contributed to the Hamptons' reputation as the place to vacation and play.

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

Results of Operations:

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Revenues

Revenues increased $869,487 or 27% in the second quarter of 2004 to $4,094,917 from $3,225,430 for the second quarter of 2003 primarily due to an increase in advertising pages sold. Variances in specific revenue categories for the three month period were as follows: display advertising, which represented 83% of total revenues, increased 24% to $3,392,512 in the second quarter of 2004 compared with $2,728,235 in the second quarter of 2003. Classified advertising, which represented 14% of revenues, increased 32% to $554,026 from $418,836 in the second quarter of 2003. Other revenue increased $70,019 to $148,379 in the second quarter of 2004, largely due to management fees of $62,500 from Marquis Who's Who LLC.

Among our individual publications, at Dan's Papers classified advertising was strong and increased 35% and display advertising increased 5%. Display revenues at Dan's Hampton Style and Dan's Hampton Sports, increased 156% to $428,049 from $167,400 compared to the second quarter of 2003. This is attributed to the publication of three issues of Dan's Hampton Style and the introductory issue of Dan's Hampton Sports in the second quarter of 2004 compared with the publication of two issues of Dan's Hampton Style in the same period of 2003. Revenues at The Hill increased 26%, due in part to the introduction of a third regular weekly issue in February 2004. Classified advertising increased 6%.

Operating Expenses

Operating expenses for the second quarter of 2004 were $3,601,074, an increase of 13%, compared with operating expenses of $3,193,955 during the second quarter of 2003. Excluding operating expenses of $193,303 from a sold publication
(GSN: Government Security News which was sold in September 2003) operating expenses increased 20% to $3,601,074 in the second quarter of 2004 compared with $3,000,652 for the second quarter of 2003. This is largely attributed to the investment in operating costs associated with the expansion of The Hill and Dan's Hampton Style. A third regular weekly issue of The Hill was added to the publication schedule in February 2004. Previously in March 2003, expansion at The Hill began with the publication of a second regular weekly issue. Further operating costs were incurred in the second quarter of 2004 on the expanded publication schedule for Dan's Hampton Style and on the introduction of Dan's Hampton Sports.

Variances in specific expense categories excluding the sold publication were as follows: editorial, production, and distribution were 10% higher compared to the three months ended June 30, 2003, due in part to the costs associated with Dan's Hampton Style and Dan's Hampton Sports, and with publication of a third regular weekly issue of The Hill, which was introduced in February 2004. Selling expenses were 35% higher for the three months ended June 30, 2004 compared to the same quarter in 2003 due in part to the addition of sales staff for Dan's Hampton Style and Dan's Hampton Sports and to higher sales commissions on the revenue gains at Dan's Papers, Dan's Hampton Style, Dan's Hampton Sports and The Hill. General and administrative expenses increased 25% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due in part to higher employer taxes, office and overhead costs for the establishment of Dan's Hampton Style and Dan's Hampton Sports, and an $80,000 reduction of bad debt expense in 2003.

Provision for Income Taxes

The provision for state and local income taxes for the three months ended June 30, 2004 was $64,774 compared with $32,926 for the same period in 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended June 30, 2004, increased $462,321 from $78,383 in the second quarter of 2003 to $540,704 in the second quarter of 2004. Revenues increased $869,487 and there were gains in all categories at each publication. Editorial, production, distribution, and selling costs were higher driven by the increase in the publication schedule of Dan's Hampton Style, the introduction of Dan's Hampton Sports, and to the addition of a third weekly issue of The Hill. Operating expenses for the sold business (GSN which was sold in September 2003) for the second quarter of 2003 were $193,303. General and administrative costs were higher for the three months ended June 30, 2004 due in part to higher employer taxes, office and overhead costs for the establishment of Dan's Hampton Style and Dan's Hampton Sports, and an $80,000 reduction of bad debt expense in 2003.

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

Three months ended                               June 30, 2004   June 30, 2003
--------------------------------------------------------------   -------------
Earnings before interest, taxes, depreciation
and amortization (EBITDA)

Income (loss) from operations                        $ 493,843        $ 31,475
Depreciation and amortization                           46,861          46,908
------------------------------------------------------------------------------
EBITDA                                               $ 540,704        $ 78,383
==============================================================================


EBITDA, excluding the operating expenses of GSN: Government Security News which was sold in September 2003, increased by $269,018, or 99% to 540,704, compared to $271,686 for the same period in 2003. Revenues increased $869,486, production, editorial and distribution costs increased $137,543 at Dan's Papers Inc. and The Hill as previously explained, and selling expenses increased $238,137 due largely to the establishment of a sales staff for Dan's Hampton Style and Dan's Hampton Sports and to higher sales commissions and marketing costs. General and administrative costs increased $224,790 because of the overhead costs associated with the establishment of Dan's Hampton Style and Dan's Hampton Sports, higher employer taxes, and a reduction in 2003 of bad debts.

Three months ended                               June 30, 2004   June 30, 2003
--------------------------------------------------------------   -------------
EBITDA                                               $ 540,704       $  78,383
    Less:  EBITDA from GSN                                   -         193,303
------------------------------------------------------------------------------
EBITDA, excluding sold publication                   $ 540,704       $ 271,686
==============================================================================


The Company generated a net profit of $415,862 in the second quarter of 2004 compared with a net loss of $11,613 for the second quarter of 2003. Revenues increased $869,487 and operating expenses increased $407,119. Net interest expense increased $3,045, and the tax provision for the second quarter of 2004 was $64,774 compared with a tax provision of $32,926 for second quarter of 2003.

On a per share basis, the net income was $0.04 for the second quarter of 2004 compared with $0.0 per share for the second quarter of 2003. Diluted net income per share was $0.03 due to the assumed conversion of convertible preferred stock and convertible debt.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003 Revenues

Revenues increased $1,181,836 or 25% from $4,796,492 to $5,978,328 compared with the six months ended June 30, 2003. Variances in specific revenue categories for the six months ended June 30, 2004 were as follows: display advertising, which represented 80% of total revenues, increased 23% to $4,790,015 in 2004 compared with $3,886,800 in 2003 and classified advertising increased 27% to $923,083 compared to $726,017 in 2003. Other revenue increased $81,555 to $265,230 in 2004 compared with $183,675 in 2003, largely due to management fees of $125,000 from Marquis Who's Who LLC.

Among our individual publications, classified advertising was strong at Dan's Papers Inc. increasing by $178,103, or 27%, in 2004 compared to 2003 and display advertising increased 11% in 2004 compared to 2003. Display revenues for Dan's Hampton Style and Dan's Hampton Sports increased $260,649 or 156%. Revenues at The Hill increased by $468,551, or 20%, due largely to the gains in display revenue from a third regular weekly issue which was introduced in February 2004.

Operating Expenses

Operating expenses were $6,173,162 for the six months ended June 30, 2004, an increase of 16%, compared with operating expenses of $5,303,672 for the same period in 2003. Excluding expenses from a sold publication (GSN: Government Security News which was sold in September 2003), operating expenses increased 21% to $6,173,162 from $5,110,369 in 2003. This is largely attributed to the investment in operating costs associated with the expansion of Dan's Hampton Style and Dan's Hampton Sports, and with the addition of a third regular weekly issue of The Hill which was introduced in February 2004.

Variances in specific expense categories, excluding the sold publication were as follows: editorial, production, and distribution increased $438,335, or 21%, compared to 2003. This is primarily due to the costs associated with the expansion of Dan's Magazines and The Hill, as previously discussed. Selling expenses increased $326,494, or 27%, for the six months ended June 30, 2004, compared to 2003, primarily due to higher sales commissions on the revenue gains and to the addition of a sales staff for Dan's Hampton Style and Dan's Hampton Sports. General and administrative expenses increased $297,697, or 17%, for the six months ended June 30, 2004 compared to the same period for 2003 due primarily to the overhead costs associated with the establishment of Dan's Hampton Style and Dan's Hampton Sports and to the reduction of bad debt expenses in 2003 of $145,000.

Provision for Income Taxes

The Company recorded provisions for state and local income taxes of $64,774 and $34,926, respectively, for the six months ended June 30, 2004 and 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the six months ended June 30, 2004, improved by $312,513 from a loss of $414,147 in the first six months of 2003 to a loss of $101,534 in the first six months of 2004. Revenues increased $1,181,836 and there were gains in all categories at each publication. Editorial, production, distribution, and selling costs were higher driven by the increase in the publication schedule of Dan's Hampton Style and Dan's Hampton Sports and to the addition of a third weekly issue of The Hill. Operating expenses for the sold business (GSN which was sold in September
2003) for the six months ended June 30, 2003 were $193,303. General and administrative costs were higher for the three months ended June 30, 2004 due in part to higher employer taxes, office and overhead costs for the establishment of Dan's Hampton Style and Dan's Hampton Sports, and an $145,000 reduction of bad debt expense in 2003.

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

Six months ended                                 June 30, 2004   June 30, 2003
--------------------------------------------------------------   -------------
Earnings before interest, taxes, depreciation
and amortization (EBITDA)

Loss from operations                                $ (194,834)     $ (507,180)
Depreciation and amortization                           93,300          93,033
------------------------------------------------------------------------------
EBITDA                                              $ (101,534)     $ (414,147)
==============================================================================


EBITDA, excluding the operating expenses of the sold publication, for the first six months of 2004 improved by $119,310 to a loss of $101,534 compared to loss of $220,844 for the same period in 2003. This is primarily attributed to the revenue gains of $1,181,836, an increase in editorial, production and distribution costs of $438,335, and increase in selling expenses of $326,494, and an increase in general and administrative costs of $297,697.

Six months ended                                 June 30, 2004   June 30, 2003
------------------------------------------------------------------------------
EBITDA                                              $ (101,534)     $ (414,147)
    Less:  EBITDA from GSN                                   -         193,303
------------------------------------------------------------------------------
EBITDA, excluding sold publication                  $ (101,534)     $ (220,844)
==============================================================================

The net loss for the first six months of 2004 decreased $270,813 to $288,807 from a net loss of $559,620 for the first six months of 2003. This is due in part to the operating costs of approximately $193,303 generated in the first six months of 2003 by the publication that was sold. Additionally, the improvement is due to revenue gains of $1,181,836 in the first six months of 2004, an increase in operating costs of $1,062,793. Net interest expense increased $11,685 and the provision for state and local income taxes increased $29,848 in the first six months of 2004.

The $0.02 loss per share in the first six months of 2004 improved from a $0.05 loss per share in the first six months of 2003.


Liquidity and Capital Resources

Cash as of June 30, 2004 was $199,415, excluding restricted cash of $34,102, compared with $538,496, excluding restricted cash of $34,102, for the same period in 2003. For the six months ended June 30, 2004, total cash used in operating activities was $971,969, compared to cash used in operating activities of $279,392 for the same period in 2003. This was primarily attributable to the net loss of $288,807 in 2004, an increase in accounts receivable of $1,043,773 and an increase in other assets of $83,410. This was partially offset by cash provided by an increase in accounts payable and accrued expenses of $151,684, an increase in income taxes payable of $40,977, and an increase in related party payable of approximately $21,873. Depreciation and amortization expense was $93,300 and the bad debt provision was approximately $134,900.

Capital expenditures were $27,821. Cash from investing activities was $808,179 and was primarily attributed to $836,000 in cash collected on notes receivable. Cash expenditures for financing activities was $803,690 and was largely due to payment of related party notes payable of $786,370. Payments related to capital lease obligations were $11,809, payments on automobile loans were $4,947, and dividends of $564 on preferred stock were accrued.

As of June 30, 2004, the Company had current assets of $2,346,611, including cash of $199,415. At June 30, 2004, the Company had an excess of current liabilities over current assets in the amount of $749,241. This deficit reflects the seasonality of Dan's Papers, Dan's Hampton Style, Montauk Pioneer, and Dan's Hampton Sports (new in summer of 2004) which are resort area publications. The third fiscal quarter is the most significant in terms of revenues and operating income and is expected to fully fund the deficit. Included in the current liabilities is a $600,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2005 without violating the terms of the Company's agreement with the minority shareholder.

At June 30, 2004, there were no material changes in the ordinary course of business to the contractual obligations of the Company. The Company is not party to any off-balance sheet arrangements.

Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility, extended by a shareholder which has since been terminated, to meet its working capital requirements. The Company also generated cash from sale of subsidiaries.

The Company is continuing to grow the operations of its core publications, Dan's Papers, Dan's Hampton Style and The Hill. These investments in operating costs during the six months ended June 30, 2004 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to compliment Dan's Papers, its weekly newspaper. During the second quarter of 2004, the Company began expansion of the publication of Dan's Hampton Style and introduced Dan's Hampton Sports. In February of 2004, the Company continued weekly publication of a third issue of The Hill, which was published certain weeks of the fourth quarter of 2003. Previously in March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays.

The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 was raised in 2003 from the sale of the Company's common stock and a total of $661,000 was received in the first quarter of 2004, and $175,000 in the second quarter of 2004 from payments due to the Company from the sale of publications. The Company believes that it will have sufficient working capital to fund its operations and obligations through December 31, 2004, due to the seasonality of Dan's Papers and the anticipated traditionally stronger third quarter results.


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

There have not been any significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal second quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 1. Election of Directors.

The Company held its annual meeting on June 3, 2004. During the annual meeting, the stockholders elected James A. Finkelstein, Jerry Finkelstein, Wilbur L. Ross, Jr., Martin A. Bell, Gary Weiss, Martin Mendelsohn and Matthew Doull, to serve as directors for a term expiring at the next annual meeting:

           Name of Director           Votes For      Votes Withheld
           ----------------           ---------      --------------
           James A. Finkelstein       8,743,109               9,014
           Jerry Finkelstein          8,743,109               9,014
           Wilbur L. Ross, Jr.        8,743,109               9,014
           Martin A. Bell             8,743,109               9,014
           Gary Weiss                 8,749,554               2.569
           Martin Mendelsohn          8,704,554               2,569
           Matthew Doull              8,749,552               2,531


Item 2. RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
        FIRM

The stockholders ratified the selection of BDO Seidman LLP as the Company's independent registered public accounting firm for fiscal year 2004. There were 8,750,025 votes for ratification; 1,885 votes against; 213 votes abstaining; and no broker non-votes.

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




Date: August 23, 2004                 /s/ James A. Finkelstein
                                      ----------------------------
                                      James A. Finkelstein
                                      President and Chief Executive Officer


Date: August 23, 2004                 /s/ E. Paul Leishman
                                      -------------------------
                                      E. Paul Leishman
                                      Chief Financial Officer