Form 10QSB
period 2004-09-30
NEWS COMMUNICATIONS INC
filed 2004-11-22
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly period ended September 30, 2004

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                            ------------------------
                 (Name of Small Business Issuer in Its Charter)

              Nevada                                            13-3346991
  ------------------------------                            -------------------
 (State or Other Jurisdiction of                              (IRS Employer
  Incorporation or Organization)                            Identification No.)

        2 Park Avenue, Suite 1405
            New York, New York                                   10016
        -------------------------                              ---------
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
Yes  X    No
   -----    -----

The number of shares of common stock outstanding as of November 15, 2004 was 11,649,458.

Transitional Small Business Disclosure Format (check one) Yes       No   X
                                                              ----    ------

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                                                 PAGE
PART I. Financial Information

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheet at September 30, 2004................................3

          Unaudited Consolidated Statements of Operations
          for the three months and nine months ended September 30, 2004 and 2003....................4

          Unaudited Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2004 and 2003.....................................5

          Notes to Unaudited Consolidated Financial Statements......................................6

   Item 2. Management's Discussion and Analysis or Plan of Operation................................8

   Item 3. Controls and Procedures.................................................................13

PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K........................................................13

   Signatures......................................................................................14

   Certifications

         31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                       PART I
                               Financial Information
                           ITEM 1 - Financial Statements
                     News Communications, Inc. and Subsidiaries
                Consolidated Balance Sheet as of September 30, 2004
                                    (Unaudited)

-------------------------------------------------------------------------------------------------------------
Assets
Current:
Cash and cash equivalents                                                                       $    230,667
Accounts receivable - net of allowance for doubtful accounts of $446,503                           2,281,865
Notes receivable                                                                                      10,000
Other                                                                                                238,262
-------------------------------------------------------------------------------------------------------------
    Total current assets                                                                           2,760,794
Restricted cash                                                                                       34,102
Notes receivable, net of current portion                                                              80,000
Property and equipment at cost- net                                                                  283,025
Goodwill                                                                                             314,809
Trade names, net                                                                                     469,127
Other - net                                                                                           24,298
-------------------------------------------------------------------------------------------------------------
    Total assets                                                                                $  3,966,155
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                                $  1,153,834
Accrued expenses                                                                                   1,133,610
Income taxes payable                                                                                  57,477
Note payable, current portion                                                                          9,894
Unearned revenue                                                                                     124,547
Due to related parties                                                                               322,085
Capital lease, current portion                                                                        12,883
-------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                      2,814,330
Due to related parties                                                                               557,183
Note payable, net of current portion                                                                  24,330
Capital lease, net of current portion                                                                 19,417
-------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                              3,415,260
-------------------------------------------------------------------------------------------------------------
Commitments
-------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Preferred stock, $1.00 par value; 500,000 shares authorized: 177,529 shares issued and outstanding:
$1,864,000 aggregate liquidation value                                                               177,529

Common stock, $.01 par value; authorized 100,000,000 shares; 12,307,792 shares
issued and 11,649,458 outstanding                                                                    123,078

Paid-in-capital preferred stock                                                                    1,568,320
Paid-in-capital common stock                                                                      27,086,071
Deficit                                                                                          (27,502,374)
-------------------------------------------------------------------------------------------------------------
                                                                                                   1,452,624
Less: Treasury stock (658,334 common shares) - at cost                                              (901,729)
-------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                       550,895
-------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                                     $ 3,966,155
-------------------------------------------------------------------------------------------------------------

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended                      Nine Months Ended
                                           -------------------------------------      --------------------------------------
                                           September 30, 2004 September 30, 2003      September 30, 2004  September 30, 2003
                                           -------------------------------------      --------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net revenues                                      $ 4,480,166       $ 3,514,747             $ 10,458,493         $ 8,311,239
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
Editorial                                             582,016           534,805                1,568,712           1,419,601
Production and distribution                         1,341,907         1,126,176                2,873,395           2,346,164
Selling                                             1,055,383           823,483                2,569,983           2,131,764
General and administrative                          1,057,681         1,109,690                3,104,756           2,907,264
Depreciation and amortization                          48,331            50,986                  141,632             144,019
-----------------------------------------------------------------------------------------------------------------------------
Total expenses                                      4,085,318         3,645,140               10,258,478           8,948,812
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, before gain
on sale of publication and interest
and provision (benefit) for income taxes              394,848          (130,393)                 200,015            (637,573)
Gain on sale of publication                                 -           123,316                        -             123,316
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations, before interest
and provision (benefit) for
income taxes                                          394,848            (7,077)                 200,015            (514,257)
Interest income (expense), net                        (13,412)          (10,080)                 (42,612)            (27,594)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit)
for income taxes                                      381,436           (17,157)                 157,403            (541,851)
Provision (benefit) for income taxes                   21,182            (2,424)                  85,956              32,502
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $ 360,254         $ (14,733)                $ 71,447          $ (574,353)
Preferred stock dividends                                (282)                -                     (846)                  -
-----------------------------------------------------------------------------------------------------------------------------
Net income or (loss) available to
common stockholders                                 $ 359,972         $ (14,733)                $ 70,601          $ (574,353)
Preferred stock dividends                                 282                 -                      846                   -
Elimination of interest on convertible debt             4,033                 -                   12,011                   -
-----------------------------------------------------------------------------------------------------------------------------
Net income or (loss) applicable to
common stockholders                                 $ 364,287         $ (14,733)                $ 83,458          $ (574,353)
-----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
Basic                                                  $ 0.03           $ (0.00)                  $ 0.01             $ (0.06)
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                                  0.03             (0.00)                    0.01               (0.06)
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average number of
common shares outstanding:
Basic                                              11,649,458        10,589,410               11,640,969          10,383,740
-----------------------------------------------------------------------------------------------------------------------------
Diluted                                            12,655,109        10,589,410               12,655,185          10,383,740
-----------------------------------------------------------------------------------------------------------------------------

            See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Nine months ended September 30,                                                2004               2003
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                            $    71,447       $  (574,353)
Adjustments to reconcile net income (loss) to net cash (used in)
  operating activities:
      Depreciation and amortization                                              141,632           144,019
      Provision for doubtful accounts                                            222,700           147,100
      Gain on sale of publication                                                      -          (123,316)
      Changes in assets and liabilities:
         (Increase) decrease in:
         Accounts receivable                                                  (1,551,403)       (1,256,119)
         Other current assets                                                    (37,587)            3,640
         Other assets                                                             (8,152)            4,487
         Increase (decrease) in:
         Accounts payable and accrued expenses                                   188,283         1,002,665
         Income taxes payable                                                     57,477             1,291
         Other liabilities                                                       (37,500)           56,250
         Related party payable                                                    34,097            62,443
-----------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                         (919,006)         (531,893)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Capital expenditures                                                       (51,498)          (47,593)
      Collection of notes receivable                                             846,000            70,200
-----------------------------------------------------------------------------------------------------------
Net cash from investing activities                                               794,502            22,607
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Proceeds from issuance of common stock                                           -           400,000
      Payment of related party notes payable                                    (786,370)         (112,461)
      Dividends on preferred stock                                                  (846)             (846)
      Payment of capital lease obligations                                       (17,087)          (17,206)
      Payments on automobile loan                                                 (7,421)           (3,787)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             (811,724)          265,700
-----------------------------------------------------------------------------------------------------------
Net decrease in cash                                                            (936,228)         (243,586)
Cash, beginning of period                                                      1,166,895           552,476
-----------------------------------------------------------------------------------------------------------
Cash, end of period                                                          $   230,667       $   308,890
-----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
         Interest                                                            $    97,968       $    11,573
         Income taxes                                                             27,024            27,449
      Non-cash activities:
         Purchases of equipment under capital leases                                   -            34,309
         Purchase of automobile - debt incurred                                        -            22,454
         Conversion of preferred stock into common stock                          50,000                30
         --------------------------------------------------------------------------------------------------

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

B. Earnings (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

Convertible preferred shares convertible into 748,468 and 757,033 weighted average shares of common stock and convertible notes convertible into 257,183 shares of common stock were considered in the computation of diluted earnings per share for the three and for the nine months ended September 30, 2004, respectively. Weighted average options to purchase 384,440 and 755,727 shares of common stock for the three and nine months ended
September 30, 2004 and 2003 were excluded from the computation of earnings per diluted share. In each of these periods the exercise prices of the options exceeded the average fair market value of the Company's common stock and the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2003, convertible preferred shares convertible into 767,381 and 767,568 weighted average shares of common stock, respectively, were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and the nine months ended September 30, 2004 and 2003, warrants to purchase 3,315,873 shares of common stock were not considered in computation of diluted earnings per share and were excluded from the computation of earnings per diluted common share because in each of these periods the exercise prices of the warrants exceeded the average fair market value of the Company's common stock and the effect would have been anti-dilutive. Convertible notes convertible into 241,139 shares of common stock for the three and for the nine months ended September 30, 2003, were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. The options and warrants, which expire from July 5, 2005 through November 28, 2015, were all outstanding at September 30, 2004

                                                       Three Months Ended                             Nine Months Ended
                                         ---------------------------------------------  -----------------------------------------
                                            September 30, 2004    September 30, 2003       September 30, 2004  September 30, 2003
                                         ---------------------------------------------  -----------------------------------------
Weighted-average number of shares on
which earnings per share calculations are
based:
Basic                                               11,649,458           10,589,410                11,640,969          10,383,740
    Add - incremental shares associated
    with convertible preferred stock                   748,468                    -                   757,033                   -
    Add - incremental shares associated
    with convertible debt                              257,183                    -                   257,183                   -
---------------------------------------------------------------------------------------------------------------------------------
Diluted                                             12,655,109           10,589,410                12,655,185          10,383,740
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to
common stockholders - basic computation           $    359,972          $   (14,733)              $    70,601         $  (574,353)
    Elimination of preferred stock
    dividend requirements upon assumed
    conversion of preferred stock                          282                    -                       846                   -
    Elimination of interest on
    convertible preferred debt                           4,033                    -                    12,011                   -
---------------------------------------------------------------------------------------------------------------------------------
Net income on which diluted earnings
per share are calculated                          $    364,287          $   (14,733)              $    83,458          $ (574,353)
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share of common stock
---------------------------------------------------------------------------------------------------------------------------------
    Basic                                         $       0.03          $     (0.00)              $      0.01          $    (0.06)
---------------------------------------------------------------------------------------------------------------------------------
    Diluted                                               0.03                (0.00)                     0.01               (0.06)
---------------------------------------------------------------------------------------------------------------------------------


C. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income / loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were 23,331 options granted and vested in the three and nine months ended September 30, 2004. In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation".

                                                       Three Months Ended                             Nine Months Ended
                                         --------------------------------------------  -----------------------------------------
                                            September 30, 2004    September 30, 2003      September 30, 2004  September 30, 2003
                                         --------------------------------------------  -----------------------------------------
Net income (loss), as reported                        $360,254              ($14,733)                 71,447            (574,353)
Less: Total stock-based employee
compensation expense determined
under fair value based method
for all awards                                         (10,450)               (8,213)                (10,450)             (8,213)
                                             -----------------------------------------------------------------------------------
Proforma net income (loss)                            $349,804              ($22,946)                $60,997           ($582,566)
--------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share:
As reported                                               0.03                 (0.00)                   0.01               (0.06)
Proforma                                                  0.03                 (0.00)                   0.01               (0.06)
--------------------------------------------------------------------------------------------------------------------------------

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation ("MD&A"), contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of September 30, 2004, we published 3 newspapers (The Hill, Dan's Papers, and Montauk Pioneer) and expanded our publications with a new magazine in the Hamptons in New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style). Dan's Hampton Style was published on approximately a weekly basis during July and August and will be published on approximately a monthly basis thereafter.

Dan's Papers Inc. introduced Dan's Hampton Sports in June 2004, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous." From spring until fall, on a monthly basis, Dan's Hampton Sports chronicles the activities that have contributed to the Hamptons' reputation as the place to vacation and play.

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

Throughout this Management Discussion and Analysis of Financial Condition and Results of Operations, management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. The Company's definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. EBITDA does not include gains or losses from the sale of subsidiaries. All references in this MD&A to EBITDA are to a non-GAAP financial measure. EBITDA, a measure widely used among media related businesses, is used in this report because management believes that it is an effective way of monitoring the operating performance of the Company relative to the industry. Additionally, the Company believes that the use of non-GAAP financial measures enables it and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. A reconciliation of GAAP to non-GAAP financial measures is included on page 9.

Results of Operations:

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

Revenues

Revenues increased $965,419, or 27%, in the third quarter of 2004 to $4,480,166 from $3,514,747 for the third quarter of 2003 primarily due to an increase in advertising pages sold. Variances in specific revenue categories for the three month period were as follows: display advertising, which represented 88% of total revenues, increased 28% to $3,923,236 in the third quarter of 2004 compared with $3,075,885 in the third quarter of 2003. Classified advertising, which represented 9% of revenues, increased 33% to $414,108 from $311,072 in the third quarter of 2003. Other revenue increased $15,032 to $142,822 in the third quarter of 2004, largely due to management fees of $62,500 from Marquis Who's Who LLC.

Among the Company's publications, at Dan's Papers classified advertising was strong and increased 34% and display advertising increased 3%. Display revenues at Dan's Hampton Style and Dan's Hampton Sports, increased 109% to $895,793 from $428,235 compared to the third quarter of 2003. This is attributed to the publication of seven issues of Dan's Hampton Style and two issues of Dan's Hampton Sports which was introduced in the second quarter of 2004 compared with the publication of five issues of Dan's Hampton Style in the same period of 2003. Revenues at The Hill increased 46%, with gains in display advertising that were driven in part by special issues published at the national political conventions. The increase is also due in part to the introduction of a third regular weekly issue in February 2004. Classified advertising at The Hill increased 27%.

Operating Expenses

Operating expenses for the third quarter of 2004 were $4,085,318, an increase of 12%, compared with operating expenses of $3,645,140 during the third quarter of 2003. Excluding expenses of $66,559 from a sold publication (GSN: Government Security News, which was sold in September 2003) operating expenses increased 17% to $4,085,318 in the third quarter of 2004 compared with $3,494,967 for the third quarter of 2003. This is largely attributed to the investment in operating costs associated with the expansion of The Hill and Dan's Hampton Style and Dan's Hampton Sports. Further operating costs were incurred in the third quarter of 2004 on the expanded publication schedule for Dan's Hampton Style and on the introduction of Dan's Hampton Sports. A third regular weekly issue of The Hill was added to the publication schedule in February 2004. Previously in March 2003, expansion at The Hill began with the publication of a second regular weekly issue.

Variances in specific expense categories excluding the sold publication were as follows: editorial, production, and distribution were 20% higher compared to the three months ended September 30, 2003, due in part to the costs associated with the increase in the number of issues of Dan's Hampton Style and Dan's Hampton Sports that were published, and with publication of a third regular weekly issue of The Hill, which was introduced in February 2004. Selling expenses were 40% higher for the three months ended September 30, 2004 compared to the same quarter in 2003 due in part to the addition of sales staff for Dan's Hampton Style and Dan's Hampton Sports and to higher sales commissions on the revenue gains at Dan's Papers, Dan's Hampton Style, Dan's Hampton Sports and The Hill. General and administrative expenses decreased 2% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Provision for Income Taxes

The provision for state and local income taxes for the three months ended September 30, 2004 was $21,182 compared with a benefit of $2,424 for the same period in 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended September 30, 2004, increased $522,586 from a loss of $79,407 in the third quarter of 2003 to a profit of $443,179 in the third quarter of 2004. Revenues increased $965,419 and there were gains in all categories at each publication. Editorial, production, distribution, and selling costs were higher, driven by the increase in the publication schedule of Dan's Magazines and to the addition of a third weekly issue of The Hill. Operating expenses for the sold publication (GSN which was sold in September 2003) for the third quarter of 2003 were $66,559. General and administrative costs were lower for the three months ended September 30, 2004.

Reconciliations of GAAP to Non-GAAP Financial Measures. Reconciliations of GAAP to non-GAAP financial measures are provided below. As previously explained, EBITDA is a measure widely used among media related businesses and is used in this report because management believes that it is an effective way of monitoring the operating performance of the Company relative to the industry. EBITDA does not include capital gains or losses from the sale of subsidiaries.


Three months ended                                    September 30, 2004            September 30, 2003
------------------------------------------------------------------------------   ---------------------
Earnings before interest, taxes, depreciation and amortization
(EBITDA)
Income (loss) from operations                                   $394,848                     $(130,393)
Depreciation and amortization                                     48,331                        50,986
------------------------------------------------------------------------------------------------------
EBITDA                                                          $443,179                     $ (79,407)
------------------------------------------------------------------------------------------------------

EBITDA, excluding the operating expenses of GSN: Government Security News which was sold in September 2003, increased by $456,027 to $443,179, compared to a loss of $12,848 for the same period in 2003. Revenues increased $1,048,155, production, editorial and distribution costs increased $319,065 at Dan's Papers Inc. and The Hill as previously explained, and selling expenses increased $299,101 due largely to the establishment of a sales staff for Dan's Magazines, and to higher sales commissions driven by the increase in advertising revenues. General and administrative costs decreased $26,038 due primarily to a reduction in bad debt expense.


Three months ended                                    September 30, 2004         September 30, 2003
------------------------------------------------------------------------------   ------------------
EBITDA                                                         $ 443,179                  $ (79,407)
    Less:  EBITDA from GSN                                             -                     66,559
---------------------------------------------------------------------------------------------------
EBITDA, excluding sold publication                             $ 443,179                  $ (12,848)
---------------------------------------------------------------------------------------------------

Net income for the three months ended September 30, 2004 was $360,254, an improvement of $374,987 from a net loss of $14,733 for the three months ended September 30, 2003. Revenues increased $965,419 and operating expenses increased $440,178. A gain of $123,316 was realized in September 2003 from the sale of a publication, GSN: Government Security News. Net interest expense increased $3,332, and the tax provision for the third quarter of 2004 was $21,182 compared with a tax benefit of $2,424 for third quarter of 2003.

On a per share basis, the net income was $0.03 for the third quarter of 2004 compared with net loss of $0.00 per share for the third quarter of 2003. Diluted net income per share for the third quarter of 2004 was $0.03 due to the assumed conversion of convertible preferred stock and convertible debt.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003 Revenues

Revenues excluding those from a sold publication (GSN: Government Security News which was sold in September 2003) increased $2,229,990, or 27%, to $10,458,493 in the third quarter of 2004 compared with $8,228,503 for the third quarter of 2003. Excluded revenues from the sold publication were $82,736 for the nine months ended September 30, 2003. Overall revenues for the nine months ended September 30, 2004 including the sold publication increased $2,147,254, or 26%, from $8,311,239 to $10,458,493 compared with the nine months ended September 30, 2003. Variances in specific revenue categories for the nine months ended September 30, 2004 excluding the sold publication were as follows: display advertising, which represented 83% of total revenues, increased 27% to $8,713,250 in 2004 compared with $6,880,449 in 2003, and classified advertising increased 29% to $1,337,191 compared to $1,037,090 in 2003. Other revenue increased $97,087 to $408,052 in 2004 compared with $310,965 in 2003, largely due to management fees of $187,500 from Marquis Who's Who LLC.

Among the Company's individual publications, classified advertising was strong at Dan's Papers Inc. increasing by $271,537, or 29%, in 2004 compared to 2003, and display advertising increased 7% in 2004 compared to 2003. Display revenues for Dan's Magazines, Dan's Hampton Style and Dan's Hampton Sports, increased $728,207, or 122%. Revenues at The Hill increased by $893,436, or 27%, with gains in display advertising that were driven by the general election and the issues published at the national political conventions. The increase is also due in part to the introduction of a third regular weekly issue in February 2004.

Operating Expenses

Operating expenses were $10,258,478 for the nine months ended September 30, 2004, an increase of 15%, compared with operating expenses of $8,948,812 for the same period in 2003. Excluding expenses from a sold publication (GSN: Government Security News which was sold in September 2003), operating expenses increased $1,653,142 to $10,258,478 from $8,605,336 in 2003. This is largely attributed to the investment in operating costs associated with the expansion of The Hill and Dan's Hampton Style. Further operating costs were incurred in the third quarter of 2004 on the expanded publication schedule for Dan's Hampton Style and on the introduction of Dan's Hampton Sports. A third regular weekly issue of The Hill was added to the publication schedule in February 2004. Previously in March 2003, expansion at The Hill began with the publication of a second regular weekly issue.

Variances in specific expense categories, excluding the sold publication, were as follows: editorial, production, and distribution increased $758,005, or 21%, compared to 2003. This is primarily due to the costs associated with the expansion of Dan's Hampton Style and Dan's Hampton Sports and The Hill, as previously discussed. Selling expenses increased $624,990, or 32%, for nine months ended September 30, 2004, compared to 2003, primarily due to higher sales commissions on the revenue gains and to the addition of a sales staff for Dan's Hampton Style and Dan's Hampton Sports. General and administrative expenses increased $394,972, or 15%, for the nine months ended September 30, 2004 compared to the same period for 2003 due primarily to the overhead costs associated with the establishment of Dan's Hampton Style and Dan's Hampton Sports, and to the reduction of bad debt expenses in 2004 of $105,000 compared with a reduction of $155,000 in 2003.

Provision for Income Taxes

The Company recorded provisions for state and local income taxes of $85,956 and $32,502, respectively, for the nine months ended September 30, 2004 and 2003.

Income

EBITDA (earnings before interest, taxes, depreciation and amortization) for the nine months ended September 30, 2004, improved by $835,201 from a loss of $493,554 in the first nine months of 2003 to a profit of $341,647 in the first nine months of 2004. Revenues increased $2,147,254 and there were gains in all categories at each publication. Editorial, production, distribution, and selling costs were higher, driven by the increase in the publication schedule of Dan's Hampton Style and Dan's Hampton Sports and to the addition of a third weekly issue of The Hill. The operating loss for the sold publication (GSN which was sold in September 2003) for the nine months ended September 30, 2003 was $259,862. General and administrative costs were higher for the nine months ended September 30, 2004 due in part to the overhead costs associated with the establishment of Dan's Hampton Style and Dan's Hampton Sports, and to a reduction in bad debts of $105,000 in 2004 compared with a $155,000 reduction of bad debt expense in 2003.

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

Nine months ended                                             September 30, 2004          September 30, 2003
----------------------------------------------------------------------------------      ----------------------
Earnings before interest, taxes, depreciation and amortization (EBITDA)
Income (loss) from operations                                           $200,015                    $(637,573)
Depreciation and amortization                                            141,632                      144,019
-------------------------------------------------------------------------------------------------------------
EBITDA                                                                  $341,647                    $(493,554)
-------------------------------------------------------------------------------------------------------------

EBITDA, excluding the operating expenses net of revenues of the sold publication, for the first nine months of 2004 improved by $575,339 to a profit of $341,647 compared to loss of $233,692 for the same period in 2003. This is primarily attributed to the revenue gains of $2,229,990, an increase in editorial, production and distribution costs of $758,005, an increase in selling expenses of $624,990, and an increase in general and administrative costs of $271,656.

Nine months ended                                             September 30, 2004          September 30, 2003
--------------------------------------------------------------------------------          ------------------
EBITDA                                                                  $341,647                   $(493,554)
    Less:  EBITDA from GSN                                                     -                     259,862
------------------------------------------------------------------------------------------------------------
EBITDA, excluding sold publication                                      $341,647                   $(233,692)
------------------------------------------------------------------------------------------------------------


The net income for the first nine months of 2004 was $71,447, an improvement of $645,800 from a net loss of $574,353 for the first nine months of 2003. This is due in part to the operating loss of approximately $259,862 generated in the first nine months of 2003 by the publication that was sold and to the gain of $123,316 on the sale of that publication which was completed in September 2003. Additionally, the improvement is due to revenue gains of $2,147,254 and an increase in operating costs of $1,049,805. Net interest expense increased $15,018 and the provision for state and local income taxes increased $53,454 in the first nine months of 2004.

On a per share basis, the net income was $0.01 for the first nine months of 2004 compared with net loss of $0.06 per share for the first nine months of 2003. Diluted net income per share was $0.01 due to the assumed conversion of convertible preferred stock and convertible debt.

Liquidity and Capital Resources

Cash as of September 30, 2004 was $230,667, excluding restricted cash of $34,102, compared with $308,890, excluding restricted cash of $34,102, for the same period in 2003. For the nine months ended September 30, 2004, total cash used in operating activities was $919,006, compared to cash used in operating activities of $531,893 for the same period in 2003. This was primarily attributable to an increase in accounts receivable of $1,551,403 and an increase in other assets of $45,739. Additionally, net income was $71,447, depreciation and amortization was $141,632, and the provision for bad debts was approximately $222,700. Accounts payable and accrued expenses increased $188,283, income taxes payable increased $57,477, and related party payable increased $34,097.This was partially offset by a decrease in other liabilities of $37,500.

Capital expenditures were $51,498. Cash provided by financing activities totaled $794,502 and was primarily attributed to $846,000 in cash collected on notes receivable. Payment of related party notes payable was $786,370. Payments related to capital lease obligations were $17,087, payments on automobile loans were $7,421, and dividends of $846 on preferred stock were accrued.

As of September 30, 2004, the Company had current assets of $2,760,794, including cash of $230,667. At September 30, 2004, the Company had an excess of current liabilities over current assets in the amount of $53,536. Included in the current liabilities is a $300,000 payment due to the former minority shareholder of Dan's Papers, which amount can be paid in 2005 without violating the terms of the Company's agreement with the minority shareholder.

At September 30, 2004, there were no material changes in the ordinary course of business to the contractual obligations of the Company. The Company is not party to any off-balance sheet arrangements.

Historically, in addition to cash from operations, the Company has relied on financing in the form of sales of equity securities, sales of convertible notes, and a $1,000,000 Revolving Credit Facility, extended by a shareholder which has since been terminated, to meet its working capital requirements. The Company also generated cash from the sale of publications and subsidiaries.

The Company is continuing to grow the operations of its core publications, Dan's Papers, Dan's Hampton Style and The Hill. These investments in operating costs during the nine months ended September 30, 2004 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to compliment Dan's Papers, its weekly newspaper. During the third quarter of 2004, the Company continued the expansion of the publication of Dan's Hampton Style and Dan's Hampton Sports. In February of 2004, the Company continued weekly publication of a third issue of The Hill, which was published certain weeks of the fourth quarter of 2003. Previously in March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays.

The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. A total of $1,400,000 was raised in 2003 from the sale of the Company's common stock. Payments due the Company from the sale of publications were received in the amounts of $661,000, $175,000, and $10,000 in the first, second, and third quarters of 2004, respectively. The Company believes that it will have sufficient working capital to fund its operations and obligations through December 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

There have not been any significant changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our fiscal third quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II
OTHER INFORMATION

ITEM 6. EXHIBITS

(a) Exhibits:

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

(b) Reports on Form 8-K:

          None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 22, 2004               /s/ James A. Finkelstein
                                      ------------------------
                                      James A. Finkelstein
                                      President and Chief Executive Officer


Date: November 22, 2004               /s/ E. Paul Leishman
                                      --------------------
                                      E. Paul Leishman
                                      Chief Financial Officer