Form 10KSB
period 2004-12-31
NEWS COMMUNICATIONS INC
filed 2005-04-15
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2004.

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________.

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

          Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          The issuer's revenues for its most recent fiscal year were $12,168,133.

          The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 28 2005, is $2,143,831. The Company's common stock is traded on the Pink Sheets.

          The number of shares of common stock outstanding as of March 16, 2005 was 12,682,931.

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

Item 1. Description of Business

          As used herein, unless the context requires otherwise, the terms "we," the "Company," or "NCI," each respectively refers to News Communications, Inc. and its subsidiaries.

Overview

          News Communications, Inc. is a Nevada corporation formed in 1986. Through our subsidiaries, we publish and distribute advertiser-supported publications. We currently publish three newspapers and some related magazines through three offices. The principal source of our revenues is selling advertising space in our publications since the publications are principally distributed free of charge.

Present Publications

          Our current Publications are as follows:

Publisher                        Publication
---------                        -----------
Dan's Papers Inc..............   Dan's Papers, Montauk Pioneer, Dan's Magazine
                                 Hampton Style, Dan's Magazine Hampton Style
                                 Insider Guide and Dan's Magazine Hampton Sports

Capitol Hill Publishing Corp.
   ("Capitol Hill")...........   The Hill

Dan's Papers

          For the past 45 years Dan's Papers has been a favorite of people who visit or live in the Hamptons. Dan's Papers focuses on the lifestyle, culture, arts, entertainment, politics and social issues of interest to the resort areas of the South and North Forks of Eastern Long Island, New York, particularly the wealthy Hamptons resort area. Its articles and columns include humor, news, celebrity profiles, reviews of art gallery shows, real estate, restaurants, concerts, nightclubs and movies, social satire, editorial cartoons and political issues, extensive entertainment listings, as well as special sections. Dan's Papers is published weekly in tabloid format with a glossy cover. It is distributed primarily to retail locations on Eastern Long Island and estate home delivery. There is also a weekly distribution in Manhattan.

          In 2004, we continued to expand our publications with a new glossy magazine in the Hamptons in New York, Dan's Hampton Style (also called Dan's Magazine Hampton Style), which was launched in 2003. Dan's

Hampton Style focuses on fashion, culture, arts, architecture and the stylish lifestyle of the Hamptons of Long Island. In 2004, the magazine was published six times in July and August and seven times during the rest of the year. It is distributed to oceanfront estates from East Hampton to Westhampton Beach, New York, to boutiques and restaurants, and a special distribution to exclusive addresses in New York City.

          Dan's Papers Inc. introduced Dan's Hampton Sports in June 2004, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous." Published three times during the summer, Dan's Hampton Sports chronicles the activities that have contributed to the Hamptons' reputation as the place to vacation and play.

          Also introduced in 2004 was Dan's Hampton Style Insider Guide. The guide is published for those people who choose to make the Hamptons and environs their year-round homes or visit throughout the year. The guide focuses on operating hours and contact information for many businesses and services including restaurants, shops, gyms, fitness centers, spas, emergency services throughout the East End of Long Island. The Guide was published and distributed in December.

          The staff at Dan's Papers also publishes the Montauk Pioneer. Dan's Papers and Montauk Pioneer are published out of offices in Bridgehampton, New York. Dan's Hampton Style and Dan's Hampton Sports and Dan's Hampton Style Insider Guide are published out of offices in Southampton, NY.

The Hill

          The Company began publication of The Hill in September 1994. The Hill is a newspaper that is devoted to the coverage of the United States Congress. Until March 2003, The Hill was published weekly and it was expanded to twice weekly publication on March 24, 2003. Beginning on February 3, 2004, the Company expanded publication of The Hill to three times weekly, on Tuesday, Wednesday, and Thursday when Congress is in session and weekly when Congress is not in session. It has become required reading for members of Congress, their staff, and those who follow Congress. The paper, which offers comprehensive coverage of every aspect of Congress and life on Capitol Hill, is distributed free of charge to members of Congress and their staffs, governmental agencies, lobbyists, government relation departments of corporations and similar groups. The Hill derives the largest portion of its revenue from the sale of display advertising to companies wishing to get their message in front of the decision-makers in Congress. The Hill derives by far the largest portion of additional revenues from classified advertising. A small amount of revenue comes from subscriptions to the newspaper. The Hill is printed on newsprint and is operated out of offices in Washington, D.C.

New Business Initiatives

          An expanded publication schedule will be introduced in 2005 for Dan's Hampton Style Insider Guide. It was first introduced in December 2004 as a guide to the year-round residents and visitors of the off-season operating hours and contact information of businesses and services. The publishing schedule for 2005 will be expanded to approximately three times annually.

          In April 2005, Capitol Hill plans to introduce The Hill Health Watch, an online subscription service covering health legislation issues.

Printing and Production

          Independent printing shops print each of our publications. We transmit electronic files to the printer for reproduction. In each case, the printer provides all of the necessary materials, such as paper and ink, for printing, and bills the Company for its services and materials used. We believe that we obtain our printing services at competitive prices, and if the arrangements that we have with any of our printers should terminate, we believe that we can find similarly favorable arrangements with several other printing shops in or around New York City. We use several printers and are not overly reliant on any one vendor.

Advertisers and Readers; Marketing Activities

          All publications are primarily controlled (free) circulation. The primary source of our revenue is selling advertising space in the publications. The advertising revenues for the Dan's Papers publications are derived from a wide variety of businesses and individuals reflecting the various opportunities, tastes and demands of the residents of each of the targeted distribution areas. Advertisers in The Hill are primarily companies who wish to make views known to Congress and other entities that advertise employment positions. No one advertiser represents more than 5% of our advertising revenues. We employ sales representatives who are largely paid through incentive-based compensation packages.

Competition

          We compete most directly for advertising revenues with newspapers and magazines as well as other advertising media in the geographic and the vertical market in which we operate. We do not significantly compete for circulation revenues with publishers of newspapers or magazines, as our publications are distributed primarily free of charge to readers.

          Dan's Papers competes with The Independent, also free to readers, and to a lesser extent there is competition with local newspapers such as the East Hampton Star and the Southampton Press. Dan's Hampton Style and Dan's Hampton Sports compete with Hamptons Magazine and Hampton Cottages & Gardens, also free circulation publications. The Montauk Pioneer, serves the community of Montauk and competes with the Montauk Sun and Montauk Life publications.

          The Hill, which is the largest controlled circulated paper on Capitol Hill, services the same market as Roll Call. The Hill also competes for advertising with two other publications, The National Journal and Congressional Quarterly.

Employees

          As of December 31, 2004, we had 92 full-time and 4 part-time employees, of whom 28 were engaged as editorial personnel; 32 were engaged as display and classified advertising sales personnel; 15 were engaged in production and distribution; and 21 were engaged in administrative and clerical activities. We also have free-lance editorial contributors. We consider our relations with our employees to be satisfactory. No union represents any of our employees.

Seasonality

          Dan's Papers, Dan's Hampton Style, Dan's Hampton Sports, Dan's Hampton Style Insider Guide, and Montauk Pioneer, which are resort area newspapers and magazines, have significant seasonal variations in revenues. This seasonality may cause operating results to vary significantly from quarter to quarter, with the third fiscal quarter being the most significant in terms of revenues and income. The Hill's revenues also vary throughout the year depending on whether or not Congress is in session.

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

Item 2. Description of Properties

          The Company operated out of three separate locations until April 2004 when it began to operate out of a fourth location.

          We extended a lease, which was originally signed for a five year term on November 3, 1999, at 2 Park Avenue in New York City for a period of 18 months. The 2,900 square feet of office space serves as our executive offices including the centralization of our finance and administrative staff. The annual base rent for the lease extension is approximately $115,700.

          Dan's Papers leases 2,810 square feet of office space in a building at 2221 Montauk Highway, Bridgehampton, New York, at an annual rental of approximately $81,800, plus consumer price index increases. The lease terminates in October 2008. The Company has an option to renew this lease for an additional five-year term.

          The Company has a month to month lease for 1,000 square feet of office space in a building at 33 Flying Point Road, Southampton, New York, at an annual rental of approximately $38,400. The Company is seeking an alternative office space location.

          In 2004, Capitol Hill extended its lease, scheduled to terminate July 21, 2004, on a month to month basis, for approximately 4,000 square feet of office space at 733 15th Street, N.W., Washington, D.C. The annual rent for the month to month lease is approximately $103,300. Also in 2004, Capitol Hill extended a lease, scheduled to terminate July 21, 2004, on a month to month basis for additional office space of approximately 700 square feet, also at 733 15th Street, N.W., Washington, D.C.. The annual rent for the month to month lease is approximately $21,600.

          In 2005, Capitol Hill entered into a new lease for approximately 6,810 square feet of office space at 1625 K Street, N.W., Washington, DC for ten years terminating June 1, 2015, at an annual rate of approximately $204,300. Capitol Hill will move all of the operations to this new location in 2005. The Company has an option to renew this lease for an additional five-year term.

          We believe that our present space for Dan's Papers, including the additional space taken in 2004 for Dan's Hampton Style, Dan's Hampton Style Insider Guide and Dan's Hampton Sports, Capitol Hill and the corporate office is adequate for current purposes and offers moderate expansion possibilities.

Item 3. Legal Proceedings

          We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          During the last quarter of fiscal 2004, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

          Our shares trade on the Pink Sheets under the trading symbol "NCOM.PK". The following table sets forth, for the periods indicated, the range of high and low closing bid quotations. The bid quotations set forth below reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                High    Low
                               -----   -----
Year Ended December 31, 2004
   First Quarter ...........   $0.91   $0.70
   Second Quarter ..........   $0.85   $0.79
   Third Quarter ...........   $1.00   $0.84
   Fourth Quarter ..........   $0.86   $0.65

Year Ended December 31, 2003
   First Quarter ...........   $0.85   $0.80
   Second Quarter ..........   $0.88   $0.80
   Third Quarter ...........   $0.86   $0.79
   Fourth Quarter ..........   $0.81   $0.66

          On March 28, 2005, the last reported sales price for our shares was $0.70 per share. At December 31, 2004, we had 1,058 stockholders of record.

          We have never paid cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future. Except for dividends we may be required to pay on our 8% and 10% preferred stock, we currently intend to retain any future earnings for use in our business. The payment of any future dividends on our common stock will be determined by our Board in light of the conditions then existing, including our financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board.

          Dividends on the 10% preferred stock are payable annually in an amount of $500 per share of 10% preferred stock, in cash or in shares of common stock having a fair market value of $500, payable on September 19th of each year. Dividends on the 10% preferred stock may be paid in shares of common stock to the extent we have sufficient authorized but unissued common stock. Annual dividends on the 8% preferred stock of $80 per share are accrued, but not paid. See "Consolidated Financial Statements" for more information regarding our securities and any dividends we have paid.

          The Company has failed to make four consecutive payments and as such the holders of our 8% preferred stock are entitled to vote until such time as all unpaid and accumulated dividends are paid in full.

Recent Sale of Unregistered Securities

     The securities described below were issued by us during 2004, 2003 and 2002 and were not registered under the Securities Act of 1933. Each of the transactions is claimed to be exempt from registration with the SEC pursuant to
Section 4(2) of the Securities Act as transactions not involving a public offering. All of such securities, other than the dividends paid on shares of preferred stock in shares of common stock, are deemed to be restricted securities for the purposes of the Securities Act.

     1. On May 16, 2002, we issued 600 shares of common stock in connection with the conversion of 1 share of the 10% Convertible Preferred Stock.

     2. On January 17, 2003, we issued 3,000 shares of common stock in connection with the conversion of 5 shares of 10% Convertible Preferred Stock.

     3. On March 17, 2003, pursuant to a Subscription Agreement, the President of the Company, James A. Finkelstein, acquired 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     4. On March 24, 2003, pursuant to a Subscription Agreement, Melvin A. Weiss purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     5. On May 1, 2003, pursuant to a Subscription Agreement, Venturetek LP purchased 50,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     6. On June 19, 2003, pursuant to a Subscription Agreement, Kinder Investments LP purchased 250,000 shares of the Company's common stock at a purchase price of $1.00 per share.

     7. On December 4, 2003, we issued 39,281 shares of common stock in connection with the conversion of 10,000 shares of the 10% Convertible Preferred Stock.

     8. On December 16, 2003, pursuant to a Subscription Agreement, Venturetek LP purchased 1,000,000 shares of our common stock at a purchase price of $1.00 per share.

     9. On May 4, 2004, we issued 20,767 shares of common stock in connection with the conversion of 5,000 shares of $10 Convertible Preferred Stock.

     10. In January 2005, we issued 8% convertible notes in the face amounts of $224,000 and $126,000 to Kinder Investments LP and Rosalind Davidowitz. The notes are convertible into common stock at a conversion price of $0.70 per share.

     11. On February 3, 2005, pursuant to a Subscription Agreement with, D.H. Blair Investment Banking Corp., we satisified $200,000 of our 8% convertible note plus accrued interest thereon of $62,597 by issuing 375,139 shares of common stock at a price of $0.70 per share.

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

          Revenue Recognition. We believe our most critical accounting policies include revenue recognition. Display advertising revenues are earned when the advertisements appear in our publications. Approximately 83% of revenues from operations are from display advertising sales and 13% are from classified advertising sales. Unearned revenues of approximately $528,900 at December 31, 2004 represent future display and classified advertisements for which customers have paid in advance and for subscription revenue for future issues.

          Allowance for Uncollectible Accounts Receivable. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record additional allowance based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We do not have customers with individually large amounts due at any given balance sheet date. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Our accounts receivable balance was approximately $1,015,000, net of allowance for doubtful accounts of approximately $229,000, at December 31, 2004.

          Long-Lived Assets. Long-lived assets such as trade names and property and equipment are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Trade names and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment losses have been necessary through December 31, 2004.

          Income Taxes. We have a history of operating losses. These losses generated a sizeable federal tax net operating loss, or NOL, carryforwards, of approximately $17.9 million as of December 31, 2004. Generally accepted accounting principles in the United States of America require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. We have provided a 100% valuation allowance on deferred tax assets resulting from the NOLs. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes) for current income. It is possible that the Company could become profitable and that a portion or all of the NOL carryforwards would be realized. Upon reaching that conclusion, the estimated net realizable value of the deferred tax asset would be recorded and a provision for income taxes would be established at the combined federal and state effective rates.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenue

          Overall revenues for the year ended December 31, 2004 increased $1,938,052 or 19% to $12,168,133 compared with $10,230,081 for the year ended
December 31, 2003. Variances in specific revenue categories for the year 2004 were as follows: display advertising, which represented 83% of total revenues, increased 18% to $10,125,595 in 2004 compared with $8,589,440 in 2003, and classified advertising increased 25% to $1,522,901 compared to $1,214,235 in 2003. Other revenue, primarily a full year of management fees from Marquis Who's Who LLC which was partially offset by a small reduction in subscription revenue, increased $93,231 to $519,637 in 2004 compared with $426,406 in 2003.

          Among our individual operating units, display advertising was strong at Dan's Papers Inc. increasing by $1,124,712, or 24% in 2004 compared to 2003, which was largely attributed to the expansion of Dan's Hampton Style, to the introduction of Dan's Hampton Sports and Dan's Hampton Style Insider Guide, and classified advertising which increased 26% in 2004 compared to 2003. Revenues for The Hill increased by $504,626, or 12%, due largely to the gains in display revenue from the expanded publication from two issues to three issues weekly when Congress is in session, and weekly when Congress is not in session.

Operating Expenses

          Operating expenses were $13,128,689 in 2004, an increase of 13%, compared with operating expenses of $11,568,739 in 2003. This was largely attributed to the investment in operating costs associated with the expansion of The Hill and Dan's Hampton Style and Dan's Hampton Sports. Additional operating costs were incurred in the fourth quarter of 2004 with the introduction of Dan's Hampton Style Insider Guide. A third regular weekly issue of The Hill was added to the publication schedule in February 2004. Previously in March 2003, expansion at The Hill began with the publication of a second regular weekly issue.

          Variances in specific expense categories were as follows: editorial, production, and distribution increased $797,443, or 16%, compared to 2003. This is primarily due to the costs associated with the expansion of Dan's Hampton Style, the introduction of Dan's Hampton Sports and Dan's Hampton Style Insider Guide and the expansion of The Hill, as previously discussed. Selling expenses increased $672,599, or 24%, for the year ended December 31, 2004 compared to 2003, primarily due to higher sales commissions on the revenue gains throughout the year and to the addition of a sales staff for Dan's Hampton Style and and the introduction of Dan's Hampton Sports. Included in selling expenses were expenditures for market research, direct advertising, and promotional materials for new business initiatives which increased $53,905 in 2004. General and administrative expenses increased $92,298, or 3%, for the year ended December 31, 2004 compared to December 31, 2003 due primarly to the overhead costs associated with the establishment of offices for Dan's Hampton Style and Dan's Hampton Sports.

Income

          Net loss for the full year 2004 decreased $271,108 to a net loss of $1,061,808 from a net loss of $1,332,916 for the year 2003. Net loss available for common stockholders decreased to $1,104,246 from $1,334,044. The operating loss before gain on sale of a publication, interest and taxes improved $378,102 from the year ended December 31, 2003. Additionally, depreciation and amortization expense decreased $2,391, interest expense (net of interest income) increased $18,089, and the provision for income taxes increased $21,330.

Income Taxes

          We currently have net operating loss (NOL) carryforwards for federal income tax purposes of approximately $17.9 million, which is available to offset federal taxable income through the 2024 fiscal year. We have provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. We recorded a provision of approximately $44,500 for state and local income taxes for the year ended December 31, 2004.

EBITDA

          The Company believes that EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure widely used among media related businesses, is a useful metric for evaluating its financial performance because of its focus on the Company's results from operations before depreciation and amortization. EBITDA, as adjusted is EBITDA excluding the loss of a sold publication.

          EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. These groups use EBITDA, along with other measures, to estimate the value of a company and evaluate a company's ability to meet its debt service requirements. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

          The Company's EBITDA, as well as a reconciliation of EBITDA to net loss for the two years ended December 31, 2004 and 2003 is provided below:

Years ended December 31,                     2004          2003
-----------------------------------------------------------------
EBITDA                                  $  (771,276)  $(1,146,987)
Gain on sale of publication                    -           67,575
Depreciation and amortization              (189,280)     (191,671)
Interest expense, net                       (56,746)      (38,657)
Income taxes                                (44,506)      (23,176)
-----------------------------------------------------------------
Net loss                                 (1,061,808)   (1,332,916)
-----------------------------------------------------------------

-----------------------------------------------------------------
EBITDA, as adjusted                     $  (771,276)  $  (887,125)
   Add:  EBITDA from sold publication          -         (259,862)
Gain on sale of publication                    -           67,575
Depreciation and amortization              (189,280)     (191,671)
Interest expense, net                       (56,746)      (38,657)
Income taxes                                (44,506)      (23,176)
-----------------------------------------------------------------
Net loss                                 (1,061,808)   (1,332,916)
-----------------------------------------------------------------

          EBITDA improved by $375,711 for the year ended December 31, 2004 from a loss of $1,146,987 for the year ended December 31, 2003 to a loss of $771,276 for the year ended December 31, 2004. This was primarily due to higher revenues, which were partially offset by higher expenses as previously discussed under revenue and operating expenses.

          EBITDA, as adjusted, improved by $115,849, or 14% to a loss of $771,276, compared to a loss of $887,125 for the same period in 2003. The EBITDA loss from the sold publication was $259,862 in 2003.

Effects of Inflation

          We do not believe that inflation has had a significant impact on our financial position or the results of operations in the past three years.

Retirement of Outstanding Indebtedness

          As of December 31, 2004, we had outstanding an 8% Convertible Note in the principal amount of $200,000, plus accrued interest of $61,150, that is due on the earlier of (a) July 31, 2005, or (b) upon the sale of the stock or assets of a subsidiary to the extent that the cash proceeds from such transactions equal or exceed $1,000,000. As described in "Liquidity and Capital Resources" below, on February 3, 2005, we discharged this note and the accrued interest in exchange for shares of common stock. We also have a deferred purchase obligation to the former minority stockholder of Dan's Papers relating to the acquisition of all of the stock of Dan's Papers in the principal amount of $600,000, bearing interest at prime plus one percent, which was due on November 27, 2004. Pursuant to a letter agreement, the due date was amended to provide payment in two equal installments on November 29, 2004 and on November 28, 2005. The Company paid the November 2004 installment of $300,000, plus accrued interest of $34,346, in January 2005, without violating the terms of the Company's agreement with the minority stockholder. The second installment due on November 28, 2005, plus interest at 8% per annum can be paid in 2006 without violating the terms of the agreement with the minority stockholder.

Liquidity and Capital Resources

          Cash as of December 31, 2004 was $421,255, excluding restricted cash of $34,102, compared with $1,166,895, excluding restricted cash of $34,102, for the same period in 2003. For the year ended December 31, 2004, total cash used in operating activities was $679,439, compared to cash used in operating activities of

$819,259 for the same period in 2003. This was primarily attributable to the net loss of $1,061,808 in 2004, Additionally, accounts receivable and other assets increased $101,236 and $24,936, respectively. The increase in accounts receivable was due largely to the 18% increase in display revenues. Other assets are primarily security deposits on office leases which increased due primarily to the establishment of offices for Dan's Hampton Style and Dan's Hampton Sports.

          Depreciation and amortization was $189,280 which was modestly less than $191,671 in 2003. The provision for bad debts was approximately $39,100, which is less than the provision for 2003 of $103,800, due to lower reserve requirements attributed to improved realization of receivables.

          Accounts payable and accrued expenses decreased $144,165 due primarily to more timely payment of production and distribution costs and to lower accrued legal and professional fees. This was offset by an increase of income taxes payable, other liabilities and related party payable of $10,077, $366,853, and $47,396, respectively. State and local corporate taxes increased due primarily to increased profit of Capitol Hill. The increase in other liabilities is due primarily to prepaid display advertising of approximately $280,000 from advertisers that was received in December for future issues. The increase in related party payable is due primarily to accrued interest expense on notes payable to related parties.

          Cash flows from investing activities included proceeds from collection of notes receivable of $846,000 and capital expenditures of $53,508. In previous years the Company sold subsidiaries and a publication and recorded notes receivable in connection therewith. Capital expenditures were primarily for computer hardware and software associated with the establishment of offices for Dan's Hampton Style and Dan's Hampton Sports and to upgrade and replace obsolete computer hardware and software at our other business units and the corporate office.

          Cash used in financing activities totaled $858,693 and was primarily attributed to payment of related party notes payable of $786,370. Payments on note payable and capital lease obligations were $32,885. Dividends on preferred stock totaling $39,438 were accrued.

          As of December 31, 2004, the Company had current assets of $1,664,783, including cash of $421,255. At December 31, 2004, the Company had an excess of current liabilities over current assets in the amount of $1,479,361. Included in the current liabilities is $600,000 due to the former minority stockholder of Dan's Papers, which amount can be paid in 2005 or 2006 without violating the terms of the agreement.

          In recent years, the Company has relied on financing in the form of sales of equity securities and issuance of convertible notes, to meet its working capital requirements. The Company also generated cash from the sale of subsidiaries.

          On January 20 and January 31, 2005, the Company issued 8% convertible notes in the face amounts of $224,000 and $126,000, respectively, due July 20, 2006, to related parties. In the event that the notes are not paid in full on or prior to the due date, the unpaid balance shall accrue interest at the maximum legally permitted interest rate until the notes are paid in full. Prior to the Company's payment in full of the interest and principal on the notes, the principal amounts of the notes and accrued but unpaid interest thereon is convertible into shares of common stock of the Company at a price equal to $0.70 per share, subject to customary anti-dilution adjustments.

          As described more fully in Notes 5 and 6 of the Notes to Consolidated Financial Statements, at December 31, 2004 the Company had certain cash obligations, which are due as follows:

                                                Less than                              After
                                        Total     1 year    1-3 years   4-5 years     5 years
                                   -----------------------------------------------------------
Due to related parties             $  892,568    $631,418    $261,150    $   -      $    -
Notes payable and capital leases       58,146      18,752      39,394
Interest expense                       76,181      55,588      20,593
Operating leases                    2,709,184     218,371     664,115     512,987    1,313,711
                                   -----------------------------------------------------------
Total                              $3,736,079    $924,129    $985,252    $512,987   $1,313,711
                                   -----------------------------------------------------------

          The Company is not a party to any off-balance sheet arrangements.

          The Company is continuing to grow the operations of its core publications: Dan's Papers, Dan's Hampton Style and The Hill. The investments in operating costs during the year ended December 31, 2004 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to compliment Dan's Papers, its weekly newspaper. During the second quarter of 2004, the Company continued the expansion of the publication of Dan's Hampton Style and introduced Dan's Hampton Sports. Additionally, Dan's Hampton Style Insider Guide was introduced in December 2004 and an increase to the publication frequency of the guide is contemplated for 2005. In February of 2004, the Company continued weekly publication of a third issue of The Hill. During certain weeks of the fourth quarter of 2003, the Company also published a third issue of The Hill. Previously in March 2003, the Company expanded publication of The Hill to twice a week on Tuesdays.

          The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from the installment payments due to the Company from the sale of subsidiaries or by a sale of assets. The Company's individual subsidiaries will generate positive cash flow but not necessarily enough to meet all capital obligations through December 31, 2005. The Company intends to meet those obligations through additional financing or sale of assets. There was no sale of the Company's common stock in 2004. A total of $1,400,000 was raised in 2003 from the sale of the Company's common stock. In 2004, 20,767 shares of the Company's common stock were issued upon the conversion of 5,000 shares of the Company's $10 Convertible Preferred stock at no additional charge. Payments due the Company from the sale of publications were received in the amounts of $661,000, $175,000, and $10,000 in the first, second, and third quarters of 2004, respectively.

          The Company expects to cover working capital needs; in the event of a shortfall, a principal stockholder is committed, between April 15, 2005 and April 30, 2006, to cover such shortfall in an amount not to exceed $700,000 on terms to be negotiated with the Board of Directors of the Company.

Recent Accounting Standards

          In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the accompanying audited financial statements.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 8A. Controls and Procedures

          As of December 31, 2004 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

          During the quarter ended December 31, 2004, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Our executive officers, directors and other significant employees and their ages and positions are as follows:

--------------------------------------------------------------------------------
Name of Individual         Age   Title
--------------------------------------------------------------------------------
James A. Finkelstein (1)    56   President, Chief Executive Officer and Director
--------------------------------------------------------------------------------
Jerry Finkelstein (2)       89   Chairman of the Board of Directors
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Wilbur L. Ross, Jr. (1)     66   Director
--------------------------------------------------------------------------------
Martin A. Bell              53   Director
--------------------------------------------------------------------------------
Gary Weiss (1)(2)           42   Director
--------------------------------------------------------------------------------
Martin Mendelsohn (3)       62   Director
--------------------------------------------------------------------------------
Matthew Doull               35   Director
--------------------------------------------------------------------------------
E. Paul Leishman            57   Chief Financial Officer and Secretary
--------------------------------------------------------------------------------

(1)  Member of Executive Committee
(2)  Member of Compensation Committee
(3)  Member of Audit Committee

          James A. Finkelstein has been President, Chief Executive Office and a Director of NCI since June 2001. Mr. Finkelstein has been Executive Chairman of Thompson Publishing Group since May 2004. He serves as President of Marquis Who's Who, LLC. He is a consultant serving as Chairman of Global Media Partners of DLJ Merchant Banking Partners III since January 2004. Previously he has served as media partner to DB Capital Partners in 2002 and 2003 and a media consultant to Veronis Suhler Stevenson in 2002. He was President of JAF Communications, Inc. from 1999 to 2001. From 1979 to 1998 he served as CEO of the National Law Publishing Company. He has been the Publisher of the New York Law Journal and The National Law Journal. He currently serves as a Director of Advanstar Communications. Mr. Finkelstein has served on the Board of Directors of the Legal Aid Society, and New York University's Faculty of Arts and Sciences Board of Overseers, and was awarded an Honorary Doctor of Laws degree from Hofstra University.

          Jerry Finkelstein has been Chairman of the Board of Directors since 1993, and a Director of NCI since December 1987. He served as publisher of The New York Law Journal from 1960 to 1984. Mr. Finkelstein is a former member of the Board of Directors of Rockefeller Center, Inc., Chicago Milwaukee Corporation, Chicago Milwaukee Railroad Corporation and TPI Enterprise, Inc., formerly Telecom Plus International Inc., a communications company. He is also a former Commissioner of the Port Authority of New York and New Jersey. Mr. Finkelstein is the father of James A. Finkelstein, the President, Chief Executive Officer and a Director of NCI.

          Wilbur L. Ross, Jr. has been a Director of NCI since October 1996. Mr. Ross served as Chief Executive Officer of NCI from October 1996 to August 1999. From 1988 to March 2000, Mr. Ross was Executive Managing Director of Rothschild Inc. and Chairman of Rothschild Recovery Fund and Asia Recovery Fund. On April 1, 2000, Mr. Ross purchased the controlling interest in the General Partner of these funds and Rothschild Recovery Fund was renamed WLR Recovery Fund. Mr. Ross resigned from Rothschild Inc. and organized WL Ross & Co. L.L.C., a merchant banking firm with headquarters in New York. Mr. Ross is a Director of Syms Corp., a clothing retailer, Tong Yang Life Insurance Co. (Korea), Clarent Hospital Corp. and Nikko Electric. He is the Chairman of the Board of International Steel Group, Marquis Who's Who, LLC, International Textile Group, International Coal Group, Nano-Tex Inc. and Ohizumi Manufacturing Co. He also serves as a member of the Alternative Investments Committee of the New York Society of Security Analysts.

          Martin A. Bell has been a Director of NCI since July, 1999. He has been Vice Chairman of D.H. Blair Investment Banking Corp. since December 1995, prior to which time he served as Senior Vice President and General Counsel to the firm.

          Gary Weiss has been a Director of NCI since July, 1999. He is a Founding Partner in Valeo Partners LLC, a strategic advisory and consulting firm founded in 2002. He has also served as President of Weiss Capital Group LLC, an investment and consulting firm since 1997.

          Martin Mendelsohn has been a Director of NCI since July, 1999. Since 2001, he has been a partner at Schnader Harrison Segal & Lewis. From 1992 through 2001, he was a partner at Verner, Liipfert, Bernhard, McPherson and Hand.

          Matthew Doull has been a Director of NCI since August 5, 2002. He is responsible for global media investments at Bailey Coates Asset Management, a London-based fund management firm, and has been Director of the Bailey Coates Cromwell Fund since 2003. Previously he was responsible for private equity investments at a large newspaper publishing company, Hollinger International from 1997 to 2004, prior to which he was Associate Publisher of Wired Magazine. He serves on the Vestry of Grace Church in New York. From 1998 to 2000, Mr. Doull served as Chairman of Trip.com Inc.

          E. Paul Leishman has been Chief Financial Officer of NCI since June 2001 prior to which he was Corporate Controller since September 2000. From August 1996 through December 1999, Mr. Leishman was Corporate Controller of Thomson Newspapers, Inc. Prior to that time, Mr. Leishman has held management positions at other media companies including Conde Nast Publications, BPI Communications, Inc., and Harcourt Brace and Company.

          Officers serve until their successors are duly elected and qualified in the next annual meeting.

Director Compensation

          On August 17 of each year (or the first business day thereafter), pursuant to our Non-Discretionary Directors Stock Option Plan, each director is granted a five-year option to purchase 3,333 shares of our common stock at the market price on the date of grant which is vested in full on the date of grant. Except for these option grants, we have no established compensation arrangements with our directors for their service as directors.

Directors' and Officers' Options

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

Committees of the Board of Directors

          The Board of Directors currently has three committees, the Executive Committee, the Audit Committee and the Compensation Committee.

          The Executive Committee consists of James A. Finkelstein, Wilbur L. Ross, Jr. and Gary Weiss. Mr. Ross serves as Chairman of the Executive Committee. During the year ended December 31, 2004, the Executive Committee did not meet.

          The Audit Committee consists of Martin Mendelsohn who is independent within the meaning of Rule 10A-3(b) under The Securities Exchange Act of 1934. The Audit Committee is governed by a written charter adopted by the Board of Directors. The Audit Committee recommends the independent accountants appointed by the Board of Directors to audit our financial statements, which includes an inspection of our books and accounts, and reviews with such accountants the scope of their audit and their report thereon, including any questions and recommendations that may arise relating to such audit and report or our internal accounting and auditing system procedures. Also, as further described below, the Audit Committee reviews the financial statements with the accountants. The Audit Committee does not have a Financial Expert, but rather relies on the knowledge of the members of the Board of Directors, the officers of NCI, and its outside accountants. During the year ended December 31, 2004, the Audit Committee had four meetings.

          The Compensation Committee consists of Jerry Finkelstein and Gary Weiss. The function of the Compensation Committee is to review and approve the compensation of executive officers and establish targets and incentive awards under our incentive compensation plans. During the year ended December 31, 2004, the Compensation Committee did not have any formal meetings.

          The Board of Directors does not have a standing Nominating Committee. The Board of Directors does not currently have a process for security holders to send communications to the Board of Directors.

Other Information about our Board of Directors

          Although we do not have a policy with regard to Board members' attendance at our annual meetings of stockholders, all of the directors are encouraged to attend such meetings.

Code of Ethics

          The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, a copy of which is filed as an exhibit herewith.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge (based upon a representation submitted by the officers and directors of the Company and a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial stockholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 2004.

Item 10. Executive Compensation.

EMPLOYMENT AGREEMENTS

          On May 8, 2001 NCI entered into a Letter Agreement with James A. Finkelstein pursuant to which Mr. Finkelstein is employed as President and Chief Executive Officer, of NCI, for no definitive term. Mr. Finkelstein's employment commenced on June 4, 2001 at an annual salary of $150,000. In January 2003, the Board of Directors granted Mr. Finkelstein an increase in salary of $100,000 to an annual salary of $250,000 effective January 1, 2003. Mr. Finkelstein's salary also increases on the first day of each calendar year by not less than 5%. The Board also granted Mr. Finkelstein a bonus of $25,000 for the year ended December 31, 2002, that because of cash constraints of NCI was paid in 2004. In addition to his base salary, we provide Mr. Finkelstein with medical and certain other benefits.

          Mr. Jerry Finkelstein was employed as Chairman of the Board of Directors under a written employment agreement which terminated on August 19, 2003.

          The following table and footnotes discuss the compensation paid in 2004, 2003, and 2002 to (i) our Chief Executive Officer and (ii) the other executive officers:

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                  Long-Term Compensation
-------------------------------------------------------------------------------------------------------------
                                                        Restricted                  Securities
                                   Annual      Annual     Stock      Other Annual   Underlying
   Name and Principal     Fiscal   Salary      Bonus      Awards     Compensation     Options      All Other
        Position           Year    ($) (1)      ($)         ($)           ($)           (#)      Compensation
-------------------------------------------------------------------------------------------------------------
James A. Finkelstein,     2004     $278,644        --       --            --           3,333          --
   President and          2003     $265,375        --       --            --           3,333          --
   Chief Executive        2002     $157,500   $25,000       --            --           3,333          --
   Officer (1)
-------------------------------------------------------------------------------------------------------------
E. Paul Leishman, Chief   2004     $148,000   $10,000       --            --              --          --
   Financial Officer      2003     $139,842   $10,000       --            --              --          --
   & Secretary            2002     $128,365   $10,000       --            --              --          --
-------------------------------------------------------------------------------------------------------------
Jerry Finkelstein,        2004     $ 25,000        --       --            --           3,333          --
   Chairman of the        2003     $ 79,293        --       --            --           3,333          --
   Board of Directors     2002     $ 95,000        --       --            --           3,333          --
   and Director
-------------------------------------------------------------------------------------------------------------
Daniel Rattiner, Editor   2004     $181,064   $31,080       --            --              --          --
   and Publisher of       2003     $175,711   $53,366       --            --              --          --
   Dan's Papers           2002     $172,330   $68,820       --            --              --          --
-------------------------------------------------------------------------------------------------------------
Hugo Gurdon, Editor in    2004     $213,846        --       --            --              --          --
   Chief of The Hill      2003     $202,307        --       --            --              --          --
                          2002           --        --       --            --              --          --
-------------------------------------------------------------------------------------------------------------

(1) Includes some compensation accrued but not paid during each applicable year.

                       Options Grants in Last Fiscal Year

          The following table sets forth the stock options granted to the executive officers named in the Summary Compensation Table during the year 2004, pursuant to NCI's stock option plans.

-----------------------------------------------------------------------------------------------
                        Number of     Percent of Total
                        Securities   Options Granted to
                        Underlying      Employees In      Exercise or
                       Options (1)       Fiscal Year       Base Price   Expiration   Grant Date
        Name               (#)               (%)             ($/Sh)        Date       Value (2)
-----------------------------------------------------------------------------------------------
James A. Finkelstein      3,333             50.0             $1.00       08/17/09      $1,087
-----------------------------------------------------------------------------------------------
Jerry Finkelstein         3,333             50.0             $1.00       08/17/09      $1,087
-----------------------------------------------------------------------------------------------

(1) These awards were granted on August 17, 2004 pursuant to News Communications, Inc. Non-Discretionary Directors Stock Option Plan. The options vest on date of grant and have a term of 5 years from the date of grant.

(2) The fair value of each stock option, $0.3260, was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions were 28.49%, 3.87%, and 0% for the volatility, risk free yield and dividend yield, respectively.

          NCI used the same Black-Scholes calculation to determine the stock option expense of $0.3260 per option stated in NCI's audited financial statements for the year ended December 31, 2004.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                                 Option Values

          No options were exercised by the persons named in the Summary Compensation Table for the year ended December 31, 2004 and no options were in the money at December 31, 2004. The following table sets forth, with respect to the persons named in the Summary Compensation Table, information concerning the securities underlying unexercised options, all of which were exercisable. No options were exercised and none of the options were in-the-money at December 31, 2004.

-------------------------------------------------------------------
                                                     Securities
                          Shares       Value         Underlying
                       Acquired on   Realized   Unexercised Options
        Name             Exercise       ($)         Exercisable
-------------------------------------------------------------------
James A. Finkelstein        --                           13,332 (1)
-------------------------------------------------------------------
Jerry Finkelstein           --                           16,665 (1)
-------------------------------------------------------------------

(1)  Includes stock options at exercise prices ranging from $0.79 to $1.00.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Pursuant to the terms of a Stockholders' Agreement dated May 8, 2001 by and among Jerry Finkelstein, The Finkelstein Foundation Inc., Shirley Finkelstein, Melvyn I. Weiss, Wilbur L. Ross, Jr., M&B Weiss Family Partnership,
J. Morton Davis, D.H. Blair Investment Banking Corp., Rivkalex Corporation, Rosalind Davidowitz and James A. Finkelstein, each of these stockholders have agreed, for so long as James A. Finkelstein is employed by NCI, to vote their shares to elect as directors of NCI: Four persons designated by James Finkelstein; one person designated by J. Morton Davis, D.H. Blair Investment Banking Corp., Rivkalex Corporation and Rosalind Davidowitz; one person designated by Wilbur L. Ross, Jr.; and one person designated by Melvyn I. Weiss and M&B

Weiss Family Partnership; two persons designated by mutual agreement of J. Morton Davis, Melvyn I. Weiss, and Wilbur L. Ross., Jr..

          Further, under the Stockholders' Agreement, Mr. Davis, D.H. Blair Investment Banking Corp., Rivkalex Corporation and Rosalind Davidowitz have granted James A. Finkelstein an irrevocable proxy to vote all of the shares owned by them in favor of the proposals presented to the stockholders of NCI at the annual meeting.

          The following table sets forth certain information regarding beneficial ownership of NCI's common stock, as of March 16, 2005, by each person known to NCI to beneficially own more than 5% of NCI's outstanding common stock, by each person who is a director of NCI, by each person listed in the Summary Compensation Table and by all directors and officers of NCI as a group.

          The information contained in the table was furnished by the persons listed therein. The calculations of the percent of shares beneficially owned are based on 12,682,931 shares of common stock outstanding as of March 16, 2005 plus, with respect to each such person, the number of additional shares that will be outstanding upon the conversion by such person of outstanding shares of our $10 Convertible Preferred Stock or upon the exercise of the warrants and options exercisable within sixty (60) days set forth herein.

             Name and Address                Number of Shares     Approximate
         of Beneficial Owners and             of Common Stock     Percentage
                Management                  Beneficially Owned   of Class (1)
-----------------------------------------   ------------------   ------------
James A. Finkelstein                           8,240,653 (1)        54.17%
Two Park Avenue, Suite 1405
New York, NY 10016

Hollinger NCI Holdings LLC                     4,168,445 (2)        27.47%
712 Fifth Avenue
New York, NY 10019

Martin A. Bell                                    16,665 (3)(8)         *
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY 10005

J. Morton Davis                                4,074,875 (5) (7)    32.92%
D.H. Blair Investment Banking Corp.
44 Wall Street
New York, NY 10005

Jerry Finkelstein                                280,666 (3)(4)      2.33%
35 East 76th Street
New York, NY 10021

             Name and Address                Number of Shares     Approximate
         of Beneficial Owners and             of Common Stock     Percentage
                Management                  Beneficially Owned   of Class (1)
-----------------------------------------   ------------------   ------------
Martin Mendelsohn                                16,665 (3)             *
Schnader Harrison Segal, & Lewis
2001 Pennsylvania Avenue, NW Suite
300
Washington, D.C. 20006

Wilbur L. Ross, Jr.                             614,964 (3)(5)       5.04%
101 E. 52nd Street, 19th Floor
New York, NY 10022

Gary Weiss                                       16,665 (3)             *
Weiss Capital Group LLC
99 Seaview Blvd.
Port Washington, NY 11050

Melvyn I. Weiss                               1,610,654 (5)(6)      13.30%
One Pennsylvania Plaza
New York, NY 10119

Rosalind Davidowitz                             940,109 (9)          7.70%
c/o Rivkalex Corporation
44 Wall Street
New York, NY 10005

David Selengut                                1,103,667 (10)         9.18%
Ellenoff Grossman & Schole LLP
370 Lexington Avenue
New York, NY 10017

Dov Perlysky                                  1,171,950 (11)         9.49%
2 Lakeside Drive West
Lawrence, NY 11559

Matthew Doull                                     9,999 (3)             *
Hollinger International, Inc.
712 Fifth Avenue
New York, NY 10019

E. Paul Leishman                                      0                 *
Two Park Avenue, Suite 1405
New York, NY 10016

All Directors and Executive Officers as a     8,932,276 (12)        57.72%
Group (9 persons)

----------
*    Less than one percent.

(1) Includes (i) 50,000 shares of common stock directly owned by Mr. Finkelstein, (ii) 1,018,445 shares of common stock and 3,150,000 shares of common stock issuable upon the exercise of warrants owned by JAF-HLR, LLC ("JAF-HLR"), in which Mr. Finkelstein owns a 50% interest; (iii) options to purchase 13,332 shares of common stock; (iv) 3,983,816 shares of common stock owned by J. Morton Davis and his affiliates (the "Davis Group") and Jerry Finkelstein and his affiliates (the "Finkelstein Group") and 25,060 shares of common stock currently issuable upon conversion of 5,900 shares of $10 Convertible Preferred Stock owned by the Davis Group, the voting rights of which have been transferred to Mr. Finkelstein. Beneficial ownership of one half of the shares and warrants set forth in clause (ii) above and all of the shares and warrants referenced in clauses (iv) above is disclaimed.

(2) Includes 1,018,445 shares of common stock and 3,150,000 shares of common stock issuable upon the exercise of options and warrants owned by JAF-HLR, in which Hollinger-NCI Holdings LLC owns a 50% interest. Beneficial ownership of one half of the shares and warrants held by JAF-HLR is disclaimed.

(3) Includes the following numbers of shares purchasable upon the exercise of presently exercisable options : Mr. Bell--16,665; Mr. Jerry
     Finkelstein--16,665; Mr. Mendelsohn--16,665; Mr. Ross--16,665; Mr. G. Weiss--16,665; Mr. Doull--9,999.

(4)  Includes

     (a) 9,945 shares owned by The Jerry Finkelstein Foundation, Inc., of which Jerry Finkelstein is President, and

     (b) 66,667 shares owned by The Estate of Shirley Finkelstein, of which Jerry Finkelstein is executor.

(5) Includes the following numbers of shares issuable upon conversion of shares of $10 Convertible Preferred Stock: Davis Group--25,060; Mr. Ross--169,900; Mr. M. Weiss--84,950.

(6)  Includes 457,304 shares owned by the M&B Weiss Family Limited Partnership.

(7)  Includes

     (a) 2,830,129 shares of common stock owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder;

     (b) 150,000 shares of common stock issuable upon the exercise of warrants owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder;

     (c)  129,567 shares owned directly by Mr. Davis; and

     (d) 25,060 shares of common stock issuable upon exercise of 5,900 shares of $10 Convertible Preferred Stock.

     (e) 48,476 shares owned by Rivkalex Corporation ("Rivkalex"), a private corporation owned by Rosalind Davidowitz, Mr. Davis's wife;

     (f) 711,633 shares of common stock owned by Rosalind Davidowitz. Mr. Davis and D.H. Blair Investment Banking Corp. expressly disclaim beneficial ownership of all securities held by Rivkalex and Rosalind Davidowitz, and

     (g) 180,000 shares of common stock to be issued upon conversion of 8% Convertible Notes owned by Rosalind Davidowitz.

(8) Does not include 2,830,129 shares of common stock, warrants to purchase 150,000 shares of common stock or 25,060 shares of common stock issuable upon conversion of $10 Convertible Preferred Stock owned by D.H. Blair Investment Banking Corp., of which Martin A. Bell is Vice Chairman. Mr. Bell expressly disclaims beneficial ownership of all securities held by D.H. Blair Investment Banking Corp.

(9) Includes 711,633 share of common stock owned by Ms. Davidowitz, 48,476 shares owned by Rivkalex and 180,000 shares of common stock to be issued upon conversion of an 8% Convertible Note owned by Ms. Davidowitz.

     Does not include

     (a) 2,830,129 shares of common stock owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder;

     (b) 150,000 shares of common stock issuable upon the exercise of warrants owned by D.H. Blair Investment Banking Corp., of which J. Morton Davis is a Director and the sole stockholder;

     (c)  129,567 shares owned directly by Mr. Davis; and

     (d) 25,060 shares of common stock issuable upon conversion of 5,900 shares of $10 Convertible Preferred Stock.

(10) Consists of 1,103,667 shares of common stock owned by Venturetek LP in which Mr. Selengut is the beneficial owner.

(11) Includes:

     (a)  581,950 shares of common stock;

     (b) 270,000 shares of common stock owned by Kinder Investments LP ("Kinder"), of which Mr. Perlysky is the sole member of the general partner of Kinder.

     (c) 320,000 shares of common stock to be issued upon conversion of 8% Convertible Notes owned by Dov Perlysky.

(12) Includes shares of common stock issuable upon exercise of the options referenced in (1), (2) and (3) above, shares issuable upon the conversion of the $10 Convertible Preferred Stock referenced in (5) above and shares issuable upon the exercise of the warrants in (1) above.

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
                                    (a)                      (b)                           (c)
----------------------------------------------------------------------------------------------------------
     Plan category         Number of securities        Weighted-average           Number of securities
                            to the issued upon        exercise price of         remaining available for
                                exercise of          outstanding options,     future issuance under equity
                           outstanding options,      warrants and rights     compensation plans (excluding
                            warrants and rights                                 securities reflected in
                                                                                      column (a))
----------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by stock              0                        0                            0
holders
----------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by             174,820                   $1.032                      693,513
stockholders
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
Total                             174,820                   $1.032                      693,513
----------------------------------------------------------------------------------------------------------

          Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal year ended December 31, 2004.

          On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 40,013 shares of common stock is available for issuance. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2004, options to purchase 23,331 shares of common stock were granted at an exercise price of $1.00 per share and a fair market value of $0.3260 per share. With an exercise price per share ranging from $0.79 to $7.88, the weighted average exercise price at December 31, 2004 was $0.919.

          1999 Stock Option Plan - The Company has a stock option plan (the "1999 Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and nonqualified stock options to employees, officers and directors of the Company and other individuals providing services to or for the Company. Under the Plan, a maximum of 153,500 shares of common stock are available for issuance. The option price will be the fair market value as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. In June 2000, the Company entered into stock option agreements with certain employees for options to purchase 136,000 shares of common stock at an exercise price of $1.188 per share, which represented the fair market value on the date of the grant. The options vested in June 2002. In November 2000, the Company entered into a stock option agreement with a consultant for options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share. The options vested immediately. With an exercise price per share ranging from $1.00 to $1.19, the weighted average exercise price at December 31, 2004 $1.11.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Certain office facilities of NCI's subsidiary, Dan's Papers, Inc. have been leased since 1988 from Dan Rattiner, an officer and former stockholder of Dan's Papers, Inc. Rental expense amounted to approximately $81,800 and $81,600 for the years ended December 31, 2004 and 2003, respectively. The lease payment is adjusted annually based on the Consumer Price Index. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 2008.

          On February 3, 2005, pursuant to a Subscription Agreement with D.H. Blair Investment Banking Corp., we satisfied $200,000 of our 8% convertible note plus accrued interest thereon of $61,150 by issuing 375,139 shares of common stock at a price of $0.70 per share.

          On November 27, 2002, pursuant to the terms of a Letter Agreement by and between Daniel Rattiner and NCI, Mr. Rattiner, the publisher of Dan's Papers, exercised his option to require NCI to purchase shares of common stock of Dan's Papers, Inc (the "Put Shares") which NCI did not already own. NCI purchased the Put Shares for a total of $1,600,000, of which $400,000 was paid at closing on November 27, 2002. The balance of the purchase price is due, with interest at a rate of prime plus one percent, in two equal installments on the first and second anniversaries of the closing. Payment of the first installment was made by NCI. Pursuant to a Letter Agreement the due date of the second installment was amended to provide payment in two equal installments on November 29, 2004 and on November 28, 2005. The Company paid the November 2004 installment of $300,000, plus accrued interest of $34,346, in January 2005, without violating the terms of the Company's agreement with the minority stockholder. The second installment due on November 28, 2005, plus interest at 8% per annum can be paid in 2006 without violating the terms of the agreement with the minority stockholder.

          On December 11, 2002, the former Editor-in-Chief and Publisher of The Hill, concurrent with his resignation, exercised an option to liquidate and cash-out a phantom equity interest in The Hill, that was granted to him upon the start-up and launch of The Hill in 1994. Under the terms of his agreement, the amount owed to him was $224,922. This included the phantom equity interest, accrued bonus and vacation, plus interest at 8%. $112,461 of the amount due was paid in April and May 2003 and the $112,461 balance was paid in May 2004.

          The transactions described above are on terms as favorable to NCI as those that could have been obtained from independent third parties and arms-length negotiations.

Item 14. Principal Accountant Fees and Services

          Audit Fees - BDO Seidman, LLP is NCI's principal independent auditor. The aggregate fees billed or to be billed by BDO Seidman, LLP for each of the last two fiscal years for professional services rendered for our annual audit, review of financial statements included in our quarterly reports on Form 10-QSB and review of the documents filed with the SEC were $94,000 for 2004 and $87,000 for 2003.

          Audit-Related Fees - The aggregate fees billed or to be billed by BDO Seidman, LLP for each of the last two fiscal years for assurance and related services that were reasonably related to the audit of the NCI 401(k) Retirement Savings Plan were $10,500 for 2004 and 2003. The nature of the services performed for these fees included services in connection with proposed and consummated dispositions of businesses.

          Tax Fees - The aggregate fees billed by BDO Seidman, LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice and tax planning were $17,000 for 2004 and $28,800 for 2003.

          All Other Fees - We did not make any other payment to BDO Seidman, LLP during 2004 and 2003.

          The Audit Committee's policy is to pre-approve all audit and permissable non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may pre-approve particular services on a case-by-case basis.

Item 14. Exhibits, List and Reports on Form 8-K.

          (a)  Exhibits

                                                                                   Incorporated by   Exhibit No. in
Exhibit                                                                             Reference from     Referenced
 Number                                Description                                   Document (1)       Document
  3.1     Articles of Incorporation of the company (formerly known as Applied             A                 3.1
          Resources, Inc.), filed with the Secretary of State of the State of
          Nevada on May 20, 1986.

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

  4.2     Certificate of Designation of 10% Convertible Preferred Stock.                  Q                 4.2

  4.3     Certificate of Designation of 8% Convertible Preferred Stock.                   Q               4.2.1

 4.31     Certificate  of Amendment of  Certificate  of Designation of 8%                 Q               4.2.2
          Convertible Preferred Stock.

  4.4     Certificate of Designation of $10 Convertible Preferred Stock                   H               10.33
          (included as part of Exhibit 10.21).

 10.1     1999 Stock Option Plan.                                                         Q                10.2

 10.2     Discretionary Directors and Officers Stock Option Plan.                         C              10.2.1

 10.3     Non-discretionary Directors Stock Option Plan.                                  C              10.2.2

 10.4     Agreement of Lease, dated October 31, 1988, by and between Daniel               D                 2.4
          Rattiner and DP Acquisition Corp., for premises located on Montauk
          Highway, Bridgehampton, New York.

 10.5     Amendment of Lease, dated October 31, 1998, by and between Dan's                I                10.6
          Paper's Inc. (f/k/a D.P. Acquisition, Inc.) and Daniel Rattiner.

 10.6     Lease Agreement, dated November 3, 1999, by and between News                    L               10.10
          Communications, Inc. and Two Park Company for premises located at 2
          Park Avenue, New York, New York.

 10.7     Lease Agreement, dated June 28, 1994, by and between 15th & H Street            L               10.12
          Associates and Capitol Hill Publishing Company, Inc. for premises located at 733 15th Street, N.W., Washington, D.C.

 10.8     Letter Agreement, dated June 15, 1990, by and between Dan's Papers,             B               10.21
          Inc. and Dan's Papers, Ltd.

 10.9     Employment and Stockholders' Agreement dated as of November 25, 1997            H              10.4.5
          by and between News Communications, Inc. and Daniel Rattiner.

 10.10    Form of Subscription Agreement made as of October 4, 1996 by and among          F               10.33
          News Communications, Inc. and persons designated therein as
          "Purchasers," including Exhibit 1 thereto, form of Certificate of
          Designation of $10.00 Convertible Preferred Stock, and Exhibit 2
          thereto, form of Warrant.

 10.11    Letter Agreement dated as of May 8, 2001 by and between News                    M                10.1
          Communications, Inc. and James A. Finkelstein.

 10.12    Stockholders' Agreement dated as of May 8, 2001 by and among Jerry              M                10.2
          Finkelstein, The Finkelstein Foundation, Inc., Shirley Finkelstein,
          Wilbur L. Ross, Jr.; Melvyn I. Weiss, M&B Weiss Family Partnership, J.
          Morton Davis, D.H. Blair Investment Banking Corp., Rivkalex
          Corporation, Rosalind Davidowitz, and James Finkelstein.

 10.13    Warrant to purchase 1,000,000 shares of common stock of News                    M                10.7
          Communications, Inc. at $1.10 per share issued to James A.
          Finkelstein.

 10.14    Warrant to purchase 1,000,000 shares of common stock of News                    M                10.8
          Communications, Inc. at $1.50 per share, dated as of May 8, 2001 and issued to James A. Finkelstein.

 10.15    Warrant to purchase 1,000,000 shares of common stock of News                    M                10.9
          Communications, Inc. at $2.00 per share, dated as of May 8, 2001 and issued to James A. Finkelstein.

 10.16    Warrant to purchase 150,000 shares of common stock of News                      M               10.11
          Communications, Inc. at $1.00 per share, dated June 4, 2001 and issued to D.H. Blair Investment Banking Corp.

 10.17    Warrant to purchase 150,000 shares of common stock of News                      M               10.12
          Communications, Inc. at $1.00 per share, dated June 4, 2001 and issued to James A. Finkelstein.

 10.18    Letter Agreement dated as of November 27, 2002 by and between News              P               10.42
          Communications, Inc. and Daniel Rattiner for the sale of 20 shares of common stock of Dan's Papers, Inc.

 10.19    Form of Subscription Agreement on the dates designated therein by and           Q               10.41
          between News Communications, Inc., and person(s) designated therein as
          "Purchaser(s)" for the amounts designated therein.

 10.20    Agreement dated as of September 30, 2003 by and between News                    Q                2.0
          Communications, Inc. and World Business Media LLC for the sale of substantially all of the assets and liabilities of GSN: Government
          Security News.

 10.21    Letter Agreement dated as of February 3, 2005 by and between News               *
          Communications, Inc. and D.H. Blair Investment Banking Corp for the
          conversion of an 8% Convertible Note in the amount of $200,000 plus accrued interest of $62,597 at a conversion price of $0.70 per share into 375,139 shares of common stock.

  11      Statement re: computation of per share earnings

  14      Code of Ethics                                                                  *

  21      Subsidiaries of News Communications, Inc.                                       *

 31.1     Certification of Chief Executive Officer pursuant to Section 302 of             *
          the Sarbanes-Oxley Act of 2002

 31.2     Certification  of Chief Financial  Officer pursuant to Section 302 of           *
          the Sarbanes-Oxley Act of 2002

 32.1     Certification  of Chief Executive  Officer pursuant to Section 906 of           *
          the Sarbanes-Oxley Act of 2002

 32.2     Certification  of Chief Financial  Officer pursuant to Section 906 of           *
          the Sarbanes-Oxley Act of 2002

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

Q Annual Report of the company on Form 10-KSB for the year ended December 31, 2003.

----------

*    Filed herewith.

     SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005

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

      Signature                           Title                        Date

/s/ James A. Finkelstein
------------------------
James A. Finkelstein       President & Chief Executive Officer   April 14, 2005


/s/ E. Paul Leishman
-----------------------
E. Paul Leishman           Chief Financial Officer & Secretary   April 14, 2005


/s/ Jerry Finkelstein
-----------------------
Jerry Finkelstein          Chairman of the Board & Director      April 14, 2005


/s/ Wilbur L. Ross, Jr.
-----------------------
Wilbur L. Ross, Jr.        Director                              April 14, 2005


/s/ Martin A. Bell
-----------------------
Martin A. Bell             Director                              April 14, 2005


/s/ Gary Weiss
-----------------------
Gary Weiss                 Director                              April 14, 2005


/s/ Martin Mendelsohn
-----------------------
Martin Mendelsohn          Director                              April 14, 2005


/s/ Matthew Doull
-----------------------
Matthew Doull              Director                              April 14, 2005

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Contents

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting
Firm                                                 F-2

Consolidated financial statements:

   Balance sheet                                     F-3
   Statements of operations                          F-4
   Statements of stockholders' equity (deficit)      F-5
   Statements of cash flows                          F-6
   Notes to consolidated financial statements     F-7-19

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Report of Independent Registered Public Accounting Firm

--------------------------------------------------------------------------------

Board of Directors and Stockholders of
News Communications, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of News Communications, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of News Communications, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
New York, NY
March 18, 2005

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Balance Sheet

--------------------------------------------------------------------------------

December 31, 2004
=====================================================================================================
Assets
Current:
Cash and cash equivalents                                                                $    421,255
Accounts receivable - net of allowance for doubtful accounts of $229,022                    1,015,297
Notes receivable                                                                               10,000
Other                                                                                         218,231
-----------------------------------------------------------------------------------------------------
   Total current assets                                                                     1,664,783
Restricted cash                                                                                34,102
Notes receivable, net of current portion                                                       80,000
Property and equipment at cost- net                                                           243,904
Goodwill                                                                                      314,809
Trade names, net                                                                              462,612
Other - net                                                                                    23,526
-----------------------------------------------------------------------------------------------------
   Total assets                                                                          $  2,823,736
=====================================================================================================
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable                                                                         $    787,994
Accrued expenses                                                                            1,167,003
Income taxes payable                                                                           10,077
Notes payable and capital leases, current portion                                               18,752
Unearned revenue                                                                              528,900
Due to related parties                                                                        631,418
-----------------------------------------------------------------------------------------------------
   Total current liabilities                                                                3,144,144
Due to related parties                                                                        261,150
Notes payable and capital leases, net of current portion                                       39,394
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                                        3,444,688
-----------------------------------------------------------------------------------------------------
Commitments
-----------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
Preferred stock, $1.00 par value; 500,000 shares authorized: 177,529 shares issued and
   outstanding: $1,864,000 aggregate liquidation value                                        177,529
Common stock, $.01 par value; authorized 100,000,000 shares; 12,307,792 shares
   issued and 11,649,458 outstanding                                                          123,078
Paid-in-capital preferred stock                                                             1,568,320
Paid-in-capital common stock                                                               27,086,071
Deficit                                                                                   (28,674,221)
-----------------------------------------------------------------------------------------------------
                                                                                              280,777
Less: Treasury stock, (658,334 common shares) - at cost                                      (901,729)
-----------------------------------------------------------------------------------------------------
   Total stockholders' equity (deficit)                                                      (620,952)
-----------------------------------------------------------------------------------------------------
   Total liabilities and equity (deficit)                                                $  2,823,736
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Operations

--------------------------------------------------------------------------------

Years ended December 31,                                    2004          2003
---------------------------------------------------------------------------------
Net revenues                                            $12,168,133   $10,230,081
---------------------------------------------------------------------------------
Expenses:
Editorial                                                 2,055,657     1,915,575
Production and distribution                               3,634,043     2,976,681
Selling                                                   3,477,260     2,804,661
General and administrative                                3,772,449     3,680,151
Depreciation and amortization                               189,280       191,671
---------------------------------------------------------------------------------
Total expenses                                           13,128,689    11,568,739

Loss from operations, before gain on sale of
   publication                                             (960,556)   (1,338,658)
Gain on sale of publication                                    -           67,575
---------------------------------------------------------------------------------

Loss from operations                                       (960,556)   (1,271,083)
Interest expense, net                                       (56,746)      (38,657)
---------------------------------------------------------------------------------

Loss before provision for income taxes                   (1,017,302)   (1,309,740)
Provision for income taxes                                   44,506        23,176
---------------------------------------------------------------------------------
Net loss                                                $(1,061,808)  $(1,332,916)
=================================================================================
Less: preferred dividends                               $    39,438   $     1,128
---------------------------------------------------------------------------------
Net loss available for common stockholders              $(1,101,246)  $(1,334,044)
Loss per common share:
Basic and diluted                                       $     (0.09)  $     (0.13)
---------------------------------------------------------------------------------
Weighted-average number of common shares outstanding:
Basic and diluted                                        11,643,103    10,479,689
---------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Stockholders' Equity (Deficit)

--------------------------------------------------------------------------------

Years ended December 31, 2004 and 2003
===============================================================================================

                                Preferred stock                        Common stock
                      ----------------------------------  -------------------------------------
                       Shares   Amount   Paid-in capital    Shares     Amount   Paid-in capital
                      ----------------------------------  -------------------------------------
Balance,
   December 31, 2002  192,534  $192,534    $1,703,345     10,844,744  $108,447    $25,550,672
Conversion of 10,005
   shares of
   preferred stock
   into 3,000 shares
   of common stock    (10,005)  (10,005)      (90,025)        42,281       423         99,607
Issuance of
   1,400,000 shares
   of common stock                                         1,400,000    14,000      1,386,000
Dividends on
   preferred stock
Net loss
-----------------------------------------------------------------------------------------------
Balance,
   December 31, 2003  182,529  $182,529    $1,613,320     12,287,025  $122,870    $27,036,279
-----------------------------------------------------------------------------------------------
Conversion of 5,000
   shares of $10
   preferred stock
   into 20,767
   shares of common
   stock               (5,000)   (5,000)      (45,000)        20,767       208         49,792
Dividends on
   preferred stock
Net loss
-----------------------------------------------------------------------------------------------
Balance,
   December 31, 2004  177,529  $177,529    $1,568,320     12,307,792  $123,078    $27,086,071
===============================================================================================

                                                     Total
                                     Treasury    stockholders'
                         Deficit      Stock    equity (deficit)
                      -----------------------------------------
Balance,
   December 31, 2002  $(26,238,931) $(901,729)   $   414,338
Conversion of 10,005
   shares of
   preferred stock
   into 3,000 shares
   of common stock               -          -             -
Issuance of
   1,400,000 shares
   of common stock               -          -      1,400,000
Dividends on
   preferred stock          (1,128)                   (1,128)
Net loss                (1,332,916)               (1,332,916)
---------------------------------------------------------------
Balance,
   December 31, 2003  $(27,572,975) $(901,729)   $   480,294
---------------------------------------------------------------
Conversion of 5,000
   shares of $10
   preferred stock
   into 20,767
   shares of common
   stock                         -          -              -
Dividends on
   preferred stock         (39,438)                  (39,438)
Net loss                (1,061,808)               (1,061,808)
---------------------------------------------------------------
Balance,
   December 31, 2004  $(28,674,221) $(901,729)   $  (620,952)
===============================================================

                     See accompanying notes to consolidated financial statements

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------

Years ended December 31,                                        2004          2003
======================================================================================
Cash flows from operating activities:
Net loss                                                    $(1,061,808)  $(1,332,916)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                189,280       191,671
   Provision for doubtful accounts                               39,100       103,800
   Gain on sale of publication                                        -       (67,575)
   Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                      (101,236)     (585,225)
      Other current assets                                      (17,556)       (1,368)
      Other assets                                               (7,380)        6,201
      Increase (decrease) in:
      Accounts payable and accrued expenses                    (144,165)      716,323
      Income taxes payable                                       10,077       (17,235)
      Other liabilities                                         366,853        83,198
      Related party payable                                      47,396        83,867
-------------------------------------------------------------------------------------
Net cash used in operating activities                       $  (679,439)  $  (819,259)
-------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                         (53,508)      (53,108)
   Proceeds from sale of publication                                  -        25,000
   Collection of notes receivable                               846,000       205,200
-------------------------------------------------------------------------------------
Net cash from investing activities                          $   792,492   $   177,092
-------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                             -     1,400,000
   Payment of related party notes payable                      (786,370)     (112,461)
   Dividends on preferred stock                                 (39,438)       (1,128)
   Payments of note payable and capital lease obligations       (32,885)      (29,825)
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities         $  (858,693)  $ 1,256,586
-------------------------------------------------------------------------------------
Net Increase (decrease) in cash                                (745,640)      614,419
Cash, beginning of year                                       1,166,895       552,476
-------------------------------------------------------------------------------------
Cash, end of year                                           $   421,255   $ 1,166,895
=====================================================================================
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                              $   100,432   $    13,819
      Income taxes                                               28,524        27,311
   Non-cash activities:
      Purchases of equipment under capital leases                     -        34,309
      Purchase of automobile - debt incurred                          -        22,454
      Disposition of assets - notes received                          -       100,000
      Conversion of preferred stock into common stock            50,000       100,030
=====================================================================================

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

     The Company has negative working capital for the year ended December 31, 2004. Although the Company expects cash generated from subsidiaries will largely continue to finance its operations, the Company has an obligation of $300,000, plus accrued interest, due on November 28, 2005, as more fully discussed in Note 5. The Company's continuation as a going concern may be dependent upon its ability to generate sufficient cash flow to meet its obligation. Management is currently evaluating methods for additional financing which will allow it to make timely payment on the obligation. The Company's financial statements do not include any adjustments that might adjust from the outcome of this uncertainty.

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

     Property and Equipment - All expenditures for betterments and additions are capitalized. Expenditures for normal repairs and maintenance are charged against income as incurred. Depreciation and amortization are provided for financial reporting purposes on the basis of various estimated useful lives of the assets, using the straight-line method as follows:

                                                              Years
     ------------------------------------------------------------------------------
     Furniture, fixtures, and office equipment                 5 - 10
     Leasehold improvements                      Shorter of useful life of asset or
                                                        length of lease
     Computer equipment                                           5
     Distribution boxes                                           5
     ------------------------------------------------------------------------------

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

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

     Long-Lived Assets - Long-lived assets, such as trade names and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This relates to DPI which has historically generated operating profits and cash flow from operations. See Notes 4 and 5. No impairment losses have been necessary through December 31, 2004.

     Revenue Recognition - Advertising revenues are earned when advertisements appear in the various publications. Unearned revenues of $528,900 at December 31, 2004, represent future advertisements that have been paid for by customers in advance.

     Seasonality - Three of the Company's publications (which generated approximately 59% of revenues for the year ended December 31, 2004 and approximately 57% for the year ended December 31, 2003) are published in a resort-area of New York that earns a significant portion of its revenue during the summer months.

     Shipping and Handling Costs - Shipping and handling costs billed to customers are recorded as revenue and are immaterial. The costs associated with shipping goods to customers are recorded as an operating expense.

     Concentration of Customers - The majority of the Company's customers are located in the Washington, D.C. and Eastern Long Island, N.Y. areas.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable arising from its normal business activities. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited. The Company places its cash with high credit quality financial institutions. The Company has not experienced any losses with financial institutions. The amount on deposit in any one institution that exceeds federally insured limits is subject to credit risk. As of December 31, 2004, the Company had no funds with financial institutions subject to a credit risk beyond the insured amount.

     Loss Per Common Share - Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the assumed exercise of stock options, warrants and conversion of preferred stock. Common stock equivalents were not included in the calculations in 2004 or 2003 since their effects were anti-dilutive. Accordingly, basic and dilutive earnings per share did not differ for the years ended December 31, 2004 and December 31, 2003.

     For the years ended December 31, 2004 and 2003, options to purchase 219,821 and 768,153 shares of common stock, warrants to purchase 3,315,873 and 3,315,873 shares of common stock, convertible preferred shares convertible into 767,376 and 771,461 shares of common stock, and convertible notes convertible into 261,150 and 245,172 shares of common stock,

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     respectively, were not included in the computation of diluted loss per share because the effect would be anti-dilutive.

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS 148"), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ended after December 15, 2002 and for interim financial statements beginning after December 15, 2002. The Company plans to continue using the intrinsic value method for stock-based compensation.

     In accordance with SFAS 148, the following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

     Years ended December 31,                                    2004          2003
     =================================================================================
     Net loss, as reported                                   ($1,061,808)  ($1,332,916)
     Less: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards                                                    (7,606)       (8,213)
     ---------------------------------------------------------------------------------
     Proforma net loss                                       ($1,069,414)  ($1,341,129)
     ---------------------------------------------------------------------------------
     Basic net loss per share:
     As reported                                                   (0.09)        (0.13)
     Proforma                                                      (0.09)        (0.13)
     =================================================================================

3.   Property and Equipment

     Major classes of property and equipment are as follows:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     December 31, 2004
     ------------------------------------------------------------
     Leasehold improvements                            $  231,689
     Computer equipment and software                      555,461
     Furniture, fixtures and office equipment             233,897
     Automobile                                            45,538
     Distribution boxes                                    17,021
     ------------------------------------------------------------
                                                       $1,083,606
     Less: Accumulated depreciation and amortization      839,702
     ------------------------------------------------------------
     Property and equipment, net                       $  243,904
     ------------------------------------------------------------

     Property and equipment included assets under capital leases at December 31, 2004 with a cost of $90,806 and accumulated depreciation of $61,717.

     Depreciation expense for the years ended December 31, 2004 and 2003 was $163,217 and $165,608, respectively.

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

     As of December 31, 2004, the net carrying amount of goodwill is $314,809 which was recorded in connection with the acquisition of a minority interest in September 2002 (see Note 5). As of December 31, 2004, the Company completed its fair value-based goodwill impairment test which was prepared on a discounted cash flow basis and resulted in no impairment loss being recorded.

     Trade names

     Trade names are amortized on a straight-line basis over 20 years. The Company recorded the trade names in connection with the acquisition of a minority interest in September 2002 (see Note 5). Trade names and goodwill as of December 31, 2004 consisted of:

     December 31, 2004
     -------------------------------------------
     Trade names                        $521,253
     Less: Accumulated amortization:     (58,641)
     -------------------------------------------
                                        $462,612
     -------------------------------------------

     Amortization expense of $26,063 and $26,063 was recognized for the years ended December 31, 2004 and December 31, 2003. Amortization expense for each of the five succeeding years is estimated to be approximately $26,000 per year.

5.   Related Parties

          The Company expects to cover working capital needs; in the event of a shortfall, a principal stockholder is committed, between April 15, 2005 and April 30, 2006, to cover such shortfall in an amount not to exceed $700,000 on terms to be negotiated with the Board of Directors of the Company.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     During March 2001, the Company received $200,000 in the form of an 8% Convertible Note from principal stockholders of the Company. Principal and interest are due on the earlier of (a) July 31, 2005, or (b) upon the next round of equity financing and have a stated interest rate of 8% per annum. As of December 31, 2004, accrued interest was $61,150. On February 3, 2005, the Company discharged its obligations under the note, including accrued interest by issuing 375,139 shares of common stock at a price of $0.70 per share (see Note 16). Accordingly, the debt and accrued interest have been classified as long-term at December 31, 2004.

     On December 11, 2002, the former Editor-in-Chief and Publisher of The Hill, concurrent with his resignation, exercised an option to liquidate and cash-out a phantom equity interest in The Hill, that was granted to him upon the start-up and launch of The Hill in 1994. Under the terms of his agreement, the amount owed to him was $224,922. This included the phantom equity interest, accrued bonus and vacation, plus interest at 8%. It was paid in three installments. Two installments that totaled $112,461 were paid in April and May 2003 and the final installment of $112,461 was made in May 2004. Compensation expense of $224,500 associated with this transaction was included in general and administrative expense for the year ended December 31, 2002.

     On September 23, 2002 the minority stockholder, a related party, of DPI notified the Company of his intention to exercise an option to sell to NCI the 20% stock ownership that the party holds in DPI at a purchase price of $1,600,000. An amount of $400,000 was paid on November 27, 2002 and the balance to be paid, with interest, at prime plus one percent in two equal installments (i.e. $600,000 plus interest) on November 27, 2003 and 2004, which amounts may be paid in 2004 and 2005 without violating the terms of the Company's agreement with the minority stockholder. The first installment with interest was paid in 2004. Current amounts payable to related parties in the amount of $631,418 at December 31, 2004 consisted of the second installment in the amount of $600,000 at an interest rate of prime plus one percent until November 27, 2004 and at 8% per annum thereafter, due to the former minority stockholder (see Note 4).

     Interest expense for the years ended December 31, 2004 and 2003 relating to the above notes was approximately $52,400 and $84,400, respectively.

     Certain Company office facilities have been leased since 1988 from an officer of a subsidiary of the Company. Rental expense amounted to approximately $81,800 and $81,600 for the years ended December 31, 2004 and 2003, respectively. The lease payment is adjusted annually based on the Consumer Price Index. The lease term is for ten years with a renewal option of five years. The original lease term expires on October 31, 2008.

     Amounts owed to officers and other employees of the Company for bonuses and expenses amounted to approximately $192,332 at December 31, 2004, and are included in accrued expenses.

6.   Leases

     The Company leases all operating facilities under operating leases expiring through May 2015. Rent expense under operating leases was approximately $367,000 and $345,000 for the years ended December 31, 2004 and 2003, respectively. The future minimum payments under non-cancelable leases for operating facilities and equipment (capital leases) consisted of the following at December 31, 2004:

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

                                    Capital    Operating
     Year ending December 31,        Leases     Leases
     ---------------------------------------------------
     2005                           $ 8,858   $  218,371
     2006                             7,516      361,989
     2007                             7,516      302,126
     2008                             2,506      293,653
     2009                                 0      219,334
     Thereafter                           0    1,313,711
     ---------------------------------------------------
     Total minimum lease payments   $26,396   $2,709,184
     ---------------------------------------------------

     The operating leases also provide for cost escalation payments and payments for maintenance and real estate taxes. The Company has options to renew certain leases for additional five-year terms.

7.   Commitments

     On May 8, 2001, the Company entered into a Letter Agreement with the President of the Company. The Letter Agreement provides for his employment at a base salary of $150,000 per annum plus bonuses and other benefits (adjusted for an increase of not less than 5% on January 1, 2002 and annually thereafter). In January 2003, the Board of Directors granted to the President an increase in the base salary of $100,000 to $250,000, effective January 1, 2003. Additionally, the Board granted a bonus of $25,000 for the year ended December 31, 2002 that was paid in 2004.

     The Company has an employment agreement expiring in 2007 with the Publisher and Editor of Dan's Papers. The agreement stipulates an annual salary of $144,000, adjusted for increases in the Consumer Price index, plus a bonus in each fiscal year based on net profits (as defined) of DPI, and fringe benefits of approximately $50,000 annually.

     Capitol Hill has an employment agreement expiring in 2007 with the Associate Publisher of The Hill. The agreement stipulates an annual salary of $170,000, adjusted for merit increases in the sole and exclusive discretion of the Board of Directors or Chief Executive Officer of Capitol Hill, plus on a monthly basis a sum based on net revenues (as defined) of Capitol Hill.

     As of December 31, 2004, the Company had a letter of credit with a lessor for $34,102. This was secured by a certificate of deposit in the same amount, which is recorded as restricted cash on the consolidated balance sheet.

     Employee Benefit Plan - The Company has a 401(k) profit sharing plan covering all eligible employees. Employer matching contributions are discretionary and are determined on a yearly basis by the Company. For the years ended December 31, 2004 and 2003, there were no matching contributions.

8.   Common Stock

     At December 31, 2004, the Company has approximately 4,678,209 shares of common stock reserved for issuance upon conversion of outstanding preferred stock, exercise of options and warrants and convertible notes.

     In 2004, holders converted 5,000 shares of $10 preferred stock into 20,767 shares of common stock.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     In 2003, pursuant to Subscription Agreements, the Company sold 1,400,000 shares of common stock at a purchase price of $1.00 per share.

     In 2003, holders converted 10,000 shares of $10 preferred stock and 5 shares of 10% preferred stock into 39,281 and 3,000 shares of common stock, respectively.

9.   Preferred Stock

     Preferred stock consisted of the following:

     December 31, 2004
     --------------------------------------------------------------------------------
     10% nonvoting convertible preferred stock, 1,245 shares
     authorized; 15 shares issued and outstanding, $500 per                  $     15
     share per annum cumulative dividends, $75,000 liquidation value (a)

     8% convertible preferred stock, 297 shares authorized, 14 shares issued and outstanding, $80 per share per annum cumulative dividends,
     $14,000 liquidation value (b)                                                 14

     $10 convertible preferred stock, 200,000 shares authorized, 177,500
     issued and outstanding, $1,775,000 liquidation value (c)                 177,500
     --------------------------------------------------------------------------------
                                                                             $177,529
     --------------------------------------------------------------------------------

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

     During 2004, there were no conversions by holders of the Company's 10% convertible preferred stock.

     During the year ended December 31, 2004 dividends totaling $38,310 were accrued for the holders of the 10% convertible preferred stock.

(b) The 8% convertible preferred stock may be redeemed, in whole or in part, at the option of the Company for a redemption price equal to the liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the 8% convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of preferred stock may be converted shall be obtained by dividing $1,000 by a conversion price of $6.30, which is subject to standard anti-dilution provisions. The 8% convertible preferred stock has no voting rights except if the Company fails to make four consecutive payments, then and until such time as all unpaid and accumulated dividends are paid in full the holders are entitled to vote on an as-converted basis. As of December 31, 2004, the Company has failed to make four consecutive payments and as such the holders are entitled to vote until such time as all unpaid and accumulated dividends are paid in full.

     During 2004 and 2003, there were no conversions by holders of the Company's 8% convertible preferred stock.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     During the years ended December 31, 2004 and 2003 dividends totaling $1,128 were accrued for the holders of the 8% convertible preferred stock.

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

     During 2004 there was one conversion by a holder of 5,000 shares of the Company's $10 convertible preferred stock into 20,767 shares of the Company's common stock. As a result, common stock at par increased by $208, additional paid-in capital - common stock increased by $49,792, preferred stock at par decreased by $5,000 and additional paid-in capital - preferred stock decreased by $45,000.

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

     The holders of the $10 convertible preferred stock may convert each share, at any time, into shares of common stock. The number of shares of common stock into which each share of the $10 convertible preferred stock may be converted is obtained by dividing $10 by a conversion price. The conversion price was initially set at $6.00, and is subject to adjustments generally for dilution or decline in the market price below $6.00. As a result of these adjustments, the current conversion price is $2.35.

     The holders of the $10 convertible preferred stock have substantially the same voting rights as the holders of the Company's common stock; however, the vote of the holders of the $10 convertible preferred stock, acting as a single class, is required for stockholder approval of certain corporate matters. Each holder of the $10 convertible preferred stock is entitled to the number of votes that he or she would have had if each share of the $10 convertible preferred stock had been converted into shares of common stock.

10.  Stock-based Compensation

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

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     standard had been adopted. The fair value of options for purposes of the SFAS pro forma disclosures has been estimated using a Black-Scholes option-pricing model.

     Information regarding the Company's stock option plans is as follows:

     (a) 1987 Stock Option Plan - The Company has a Stock Option Plan (the "Plan), which it adopted in 1987, pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and non-qualified stock options to employees, officers and directors of the Company. Because the Plan terminated in 1997, no further incentive stock options were granted. The option price will be the fair market value (110%) of the fair market value for qualified incentive stock options granted to a holder of 10% or more of the Company's common stock as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. The following is a summary of transactions:

     Years ended December 31,                            2004     2003
     ------------------------------------------------------------------
     Outstanding, beginning of period                    6,666    8,333
     Granted during the period                               -        -
     Expired during the period                          (5,000)  (1,667)
     ------------------------------------------------------------------
     Outstanding, end of period (1)                      1,666    6,666
     ------------------------------------------------------------------
     Options exercisable, December 31                    1,666    6,666
     ------------------------------------------------------------------
     Weighted average remaining contractual
     years at December 31                                  0.5      0.8
     ------------------------------------------------------------------

          With an exercise price per share ranging from $7.31 to $7.88, the weighted average exercise price per share at December 31, 2004 and 2003 was $7.31 and $7.73, respectively.

     (b) Directors and Officers Stock Option Plan - On August 17, 1993, the Board of Directors adopted a Discretionary Directors and Officers Stock Option Plan as amended (the "Discretionary Option Plan") pursuant to which the Board may award options to purchase an aggregate of 500,000 shares of common stock to directors and officers of the Company and its subsidiaries which shall be exercisable at the market price on the date of grant for periods (generally five years) and, under certain conditions, a time period specified by the Board in such grants. Options under the Discretionary Option Plan are nonqualified and non-incentive options for purposes of income taxation and are not intended to qualify under Section 422A of the Internal Revenue Code of 1986. No grants were made under the Discretionary Option Plan during the fiscal years ended December 31, 2004 and 2003.

          On August 17, 1993, the Board also adopted a Non-Discretionary Directors Stock Option Plan (the "Non-Discretionary Option Plan") pursuant to which each director will be granted, on August 17, 1993 and each anniversary thereof on which he or she continues to be a director, a five year option to purchase 3,333 shares of common stock at the market price on the date of the grant. Under this plan, a maximum of 40,013 shares of common stock is available for issuance. The Non-Discretionary Option Plan also provides that any person becoming a director within the six months after any August 17 will be granted options. On August 17, 2004, options to purchase 23,331 shares of common stock were granted at an exercise price of $1.00 per share and a fair market value of $.326 per share. The following is a summary of transactions relating to the Directors and Officers' Stock Option
          Plans:

          Years ended December 31,                             2004       2003
          ----------------------------------------------------------------------
          Outstanding, beginning of period                    319,987    296,656
          Granted during the period                            23,331     23,331
          Expired during the period                          (216,664)         -
          ----------------------------------------------------------------------

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

          Outstanding, end of period (1)                      126,654    319,987
          ----------------------------------------------------------------------
          Options exercisable at December 31                  126,654    319,987
          ----------------------------------------------------------------------
          Weighted average remaining contractual
          years at December 31                                    2.5        1.4
          ----------------------------------------------------------------------

          (1) With an exercise price per share ranging from $0.79 to $7.88, the weighted average exercise price at December 31, 2004 and 2003 was $0.919 and $4.32 per share, respectively.

     (c) 1999 Stock Option Plan - The Company has a stock option plan (the "1999 Plan") pursuant to which it has reserved authorized, but unissued, shares of common stock for issuance of both qualified incentive stock options and nonqualified stock options to employees, officers and directors of the Company and other individuals providing services to or for the Company. Under the Plan, a maximum of 193,513 shares of common stock are available for issuance. The option price will be the fair market value as defined by the Plan. Generally, options may be exercised commencing two years from the date of grant and terminating ten years from the date of grant. In June 2000, the Company entered into stock option agreements with certain employees for options to purchase 136,000 shares of common stock at an exercise price of $1.188 per share, which represented the fair market value on the date of the grant. The options vested in June 2002. In November 2000, the Company entered into a stock option agreement with a consultant for options to purchase 18,000 shares of common stock at an exercise price of $1.00 per share. The options vested immediately. The following is a summary of transactions:

     Years ended December 31,                            2004       2003
     --------------------------------------------------------------------
     Outstanding, beginning of period                   46,500     46,500
     Granted during the period                               -          -
     Expired during the period                               -          -
     --------------------------------------------------------------------
     Outstanding, end of period (1)                     46,500     46,500
     --------------------------------------------------------------------
     Options exercisable at December 31                 46,500     46,500
     --------------------------------------------------------------------
     Weighted average remaining contractual
     years at December 31                                  7.6        8.6
     --------------------------------------------------------------------

          (1) With an exercise price per share ranging from $1.00 to $1.19, the weighted average exercise price at December 31, 2004 and 2003 was $1.11 and $1.11, respectively.

     For purposes of pro forma disclosure, the estimated fair value of the options and warrants are amortized to expense over the vesting period of the options and warrants. The fair value of these options and warrants was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rate of 3.87% and 3.35%; volatility factor of the expected market price of the Company's common stock of 28.5%; and weighted average expected lives of 0.8 and 8.6 years (see Note 2).

11.  Stock Warrants

     At December 31, 2004, the Company has 3,315,873 shares of stock reserved for issuance upon exercise of warrants. Information regarding the Company's warrants outstanding is as follows:

     Non-Redeemable Warrants - At December 31, 2004 and 2003, the Company had outstanding 3,315,873 and 3,315,873 non-redeemable warrants, respectively. At December 31, 2004 and 2003, 3,315,873 and 3,315,873 non-redeemable warrants were exercisable, respectively. Each warrant entitles the holder to purchase one share of the Company's common stock at an exercise

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     price ranging from $1.00 to $6.00 per share. The warrants are exercisable and expire on the following dates:

    Number of warrants          Grant date     Expiration date
    ----------------------------------------------------------
                15,873    January 11, 2000    January 11, 2005
               300,000        June 4, 2001        June 4, 2006
             3,000,000        June 4, 2001      April 19, 2006
    ----------------------------------------------------------

     There were no exercises of non-redeemable warrants during the years ended December 31, 2004 and 2003.

     All of the warrants that expire January 2005 were issued in connection with the conversion of 8% preferred stock to common stock. All of the warrants that expire June 2006 were issued to an affiliate of the principal stockholder of the Company in connection with a promissory note (see Note
     5). All of the warrants that expire April 2006 were issued to the President of the Company, pursuant to a Letter Agreement, as additional consideration for his common stock investment.

12.  Income Taxes

     The Company has a deferred tax asset amounting to approximately $6.2 million at December 31, 2004, principally relating to cumulative net operating loss carryforwards and a basis difference in the carrying amount of trade accounts receivable for financial reporting purposes and the amount used for income tax purposes. The Company recorded a valuation allowance amounting to the entire deferred tax asset balance due to the Company's financial condition, its lack of a history of consistent earnings, and possible limitations on the use of the operating loss carryforwards giving rise to uncertainty as to whether the deferred tax asset is realizable.

     As of December 31, 2004, the Company had net operating loss income tax carryforwards of approximately $17.9 million, which expire in the years 2007 through 2024. Current federal tax laws include substantial restrictions on the utilization of net operating losses in the event of an "ownership change" of a corporation. The Company's ability to utilize net operating loss carryforwards may be limited as a result of an ownership change. Such a limitation could result in the expiration of carryforwards before they are utilized.

     The Company recorded provisions of approximately $44,500 and $23,000 for state and local income taxes for the years ended December 31, 2004 and 2003, respectively.

13.  Recent Accounting Standards

     In December 2004, the FASB issued FAS No. 123(R), "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the accompanying audited financial statements.

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

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

14.  Sale of Publication

     On September 30, 2003, NCI completed the sale of the assets of GSN to World Business Media LLC for $125,000 resulting in a net gain of approximately $117,000. As part of the proceeds, the buyer paid cash of $25,000 and issued to NCI a note in the principal amount of $100,000 with interest of 5% per annum. The note is payable in installments of $10,000 plus accrued interest, $10,000 plus accrued interest, and $80,000 plus accrued interest on the first, second and third anniversary dates, respectively. The first installment of $10,000 was paid by the buyer on the first anniversary date. The note is secured by a security interest in all of the assets of World Business Media LLC.

15.  Sale of Subsidiaries

     On November 11, 2002, NCI completed the sale of substantially all of the assets and liabilities of Tribco Incorporated ("Queens") to Queens Tribco LLC for $1,115,000 resulting in a net gain of approximately $89,000. As part of the proceeds, the buyer paid cash of $318,333, surrendered 500,001 shares of common stock having a value of $410,000 based upon a price of $0.82 per share, and issued to NCI a note in the principal amount of $386,667 with interest of 5% per annum. The first installment of $135,000 plus accrued interest was paid on the first anniversary date. In January 2004, the balance of $251,667 was paid, net of a pre-payment discount of $15,667.

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

     On April 30, 2001, NCI completed the sale of substantially all of the assets and liabilities of the Nassau Community Newspaper Group, Inc. and South Shore Publishers, Inc. ("Nassau") to NCN Acquisition LLC for $450,000, resulting in a net loss of approximately $525,000. As part of the proceeds, NCN Acquisition LLC issued NCI a note in the aggregate principal amount of $175,000 with interest of 6.25% per annum. Accrued interest was paid on the first and second anniversary dates. In May 2004, the outstanding principal balance of $175,000 plus accrued interest was paid.

16.  Subsequent Events

                   News Communications, Inc. and Subsidiaries

--------------------------------------------------------------------------------

     On February 3, 2005, pursuant to a Subscription Agreement with, D.H. Blair Investment Banking Corp., the Company satisified $200,000 of our 8% convertible note plus accrued interest thereon of $62,597 by issuing 375,139 shares of common stock at a price of $0.70 per share.

     On January 20 and 31, 2005, NCI borrowed an aggregate of $350,000 from stockholders and issued 8% convertible notes in the face amounts of $224,000 and $126,000 to Kinder Investments LP and Rosalind Davidowitz, respectively. The notes are convertible into common stock at a conversion price of $0.70 per share.