Form 10QSB
period 2005-03-31
NEWS COMMUNICATIONS INC
filed 2005-05-23
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended March 31, 2005

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

                          Common Stock, $0.01 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No  ___
    ----


The number of shares of common stock outstanding as of May 11, 2005 was 12,024,597.

Transitional Small Business Disclosure Format  (check one)  Yes       No   X
                                                                ----    --------

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



                                                                                             PAGE

PART I.      Financial Information

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheet at March 31, 2005.............................3

             Unaudited Consolidated Statements of Operations
              for the three months ended March 31, 2005 and 2004................................4

             Unaudited Consolidated Statements of Cash Flows
              for the three months ended March 31, 2005 and 2004................................5

             Notes to Unaudited Consolidated Financial Statements...............................6

   Item 2.   Management's Discussion and Analysis or Plan of Operation..........................7

   Item 3.   Controls and Procedures...........................................................11

PART II.     Other Information

   Item 6.   Exhibits ............... .........................................................11

   Signatures..................................................................................12


   Certifications

         31.1     Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                     PART I
                              Financial Information
                          ITEM 1 - Financial Statements
                   News Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of March 31, 2005
                                   (Unaudited)

Assets
Current:
Cash and cash equivalents                                                                $ 74,206
Accounts receivable - net of allowance for doubtful accounts of $182,397                  973,559
Notes receivable                                                                           10,000
Other                                                                                     151,936
                                                                                      -----------
    Total current assets                                                                1,209,701
Restricted cash                                                                            34,102
Notes receivable, net of current portion                                                   80,000
Property and equipment at cost- net                                                       226,290
Goodwill                                                                                  314,809
Trade names, net                                                                          456,096
Other - net                                                                                39,779
                                                                                      -----------
    Total assets                                                                      $ 2,360,777
                                                                                      -----------
Liabilities and Stockholders' deficit
Current liabilities:
Accounts payable                                                                        $ 749,942
Accrued expenses                                                                        1,143,667
Income taxes payable                                                                       16,077
Notes payable and capital leases, current portion                                          17,411
Unearned revenue                                                                          776,358
Due to related parties                                                                    304,274
                                                                                      -----------
    Total current liabilities                                                           3,007,729
Due to related parties                                                                    355,143
Notes payable and capital leases, net of current portion                                   34,415
                                                                                      -----------
    Total liabilities                                                                   3,397,287
                                                                                      -----------
Commitments
Stockholders' deficit:
Preferred stock, $1.00 par value; 500,000 shares authorized: 177,529 shares issued and
 outstanding: $1,864,000 aggregate liquidation value                                      177,529
Common stock, $.01 par value; authorized 100,000,000 shares; 12,682,931 shares
 issued and 12,024,597 outstanding                                                        126,829
 Paid-in-capital preferred stock                                                        1,568,320
 Paid-in-capital common stock                                                          27,429,323
 Deficit                                                                              (29,436,782)
                                                                                      -----------
                                                                                         (134,781)
Less: Treasury stock, (658,334 common shares) - at cost                                  (901,729)
                                                                                      -----------
    Total stockholders' deficit                                                        (1,036,510)
                                                                                      -----------
    Total liabilities and stockholder's deficit                                       $ 2,360,777
                                                                                      ===========


          See accompanying notes to unaudited consolidated financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


Three Months ended March 31,                           2005            2004
                                                      -----           -----
Net revenues                                          $ 2,058,264    $ 1,883,410
                                                       ----------     ----------
Expenses:
Editorial                                                 449,144        475,627
Production and distribution                               564,568        548,600
Selling                                                   676,560        589,034
General and administrative                              1,074,189        912,384
Depreciation and amortization                              34,464         46,441
                                                       ----------     ----------
Total expenses                                          2,798,925      2,572,086
                                                       ----------     ----------
Loss from operations                                     (740,661)      (688,676)
Interest expense, net                                     (15,618)       (15,992)
                                                       ----------     ----------
Loss before provision  for income taxes                  (756,279)      (704,668)
Provision  for income taxes                                 6,000              -
                                                       ----------     ----------
Net loss                                                 (762,279)      (704,668)
                                                       ----------     ----------
 Less: preferred dividends                                    282            282
                                                       ----------     ----------
 Net loss available for common stockholders            $ (762,561)    $ (704,950)
Loss per common share:
Basic and diluted                                         $ (0.06)       $ (0.06)
                                                       ----------     ----------
Weighted-average number of common shares outstanding:
Basic and diluted                                      11,736,990     11,628,691
                                                       ----------     ----------



          See accompanying notes to unaudited consolidated financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Three Months ended March 31,                                    2005             2004
                                                               -----            -----
Cash flows from operating activities:
Net loss                                                       $ (762,279)      $ (704,668)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                 34,464           46,441
     Provision for doubtful accounts                                8,200           16,000
     Debt conversion expense related party debt                    84,406                -
     Changes in assets and liabilities:
        (Increase) decrease in:
        Accounts receivable                                        33,538          179,166
        Other current assets                                       66,295          (34,059)
        Other assets                                              (16,253)          (9,696)
        Increase (decrease) in:
        Accounts payable and accrued expenses                     (61,388)        (283,745)
        Income taxes payable                                        6,000                -
        Other liabilities                                         247,458          (18,750)
        Related party payable                                      10,864         (654,938)
                                                               ----------       ----------
Net cash used in operating activities                            (348,695)      (1,464,249)
                                                               ----------       ----------
Cash flows from investing activities:
     Capital expenditures                                         (10,334)         (21,313)
     Collection of notes receivable                                     -          661,000
                                                               ----------       ----------
Net cash provided by (used in) investing activities               (10,334)         639,687
                                                               ----------       ----------
Cash flows from financing activities:
     Proceeds from related party notes payable                    350,000                -
     Payment of related party notes payable                      (331,418)               -
     Dividends on preferred stock                                    (282)            (282)
     Payments of notes payable and capital lease obligations       (6,320)          (9,720)
                                                               ----------       ----------
Net cash provided by (used in) financing activities                11,980          (10,002)
                                                               ----------       ----------
Net decrease in cash                                             (347,049)        (834,564)
Cash, beginning of quarter                                        421,255        1,166,895
                                                               ----------       ----------
Cash, end of quarter                                             $ 74,206        $ 332,331
                                                               ----------       ----------
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                 $ 36,648         $ 76,018
        Income taxes                                                    -            8,462
     Non-cash activities:
        Conversion of related party notes payable
        to common stock                                           261,150                -


          See accompanying notes to unaudited consolidated financial statements.

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

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the twelve months ended December 31, 2004 and the related audited financial statements included therein.

B. Earnings (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three months ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, options to purchase 219,821 shares of common stock, warrants to purchase 3,315,873 shares of common stock, $10 convertible preferred shares convertible into 767,376 shares of common stock, and convertible notes convertible into 507,347 shares of common stock were not included in the computation of diluted loss per share because the effect would be anti-dilutive. These options and warrants, which expire from July 5, 2005 through November 28, 2015, were all outstanding at March 31, 2005.

C. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were entered into in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the quarters ended March 31, 2005 and 2004.

D. Common Stock

On February 3, 2005, pursuant to a letter agreement with the holder of one of the Company's convertible promissory notes in the principal amount of $200,000, the Company agreed to prepay the principal amount plus accrued interest thereon of $62,597. In lieu of cash payment of such amount, the principal and accrued interest was satisfied by issuing 375,139 shares of common stock at a price of $0.70 per share. As required by FAS 84: Induced Conversions of Convertible Debt, the Company was required to record a non-recurring and non-cash debt conversion charge of $84,406.

E. Related Parties

On January 20 and 31, 2005, NCI borrowed an aggregate of $350,000 and issued 8% convertible notes in the principal amounts of $224,000 and $126,000, respectively, due July 20, 2006, to Kinder Investments LP and Rosalind Davidowitz, respectively. In the event that the notes are not paid in full on or prior to the due date, the unpaid balance shall accrue interest at the maximum legally permitted interest rate until the notes are paid in full. Prior to the Company's payment in full of the interest and principal on the notes, the principal amounts of the notes and accrued but unpaid interest thereon is convertible into shares of common stock of the Company at a price equal to $0.70 per share, subject to customary anti-dilution adjustments.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of March 31, 2005, we published three newspapers (The Hill, Dan's Papers, and Montauk Pioneer), two magazines (Dan's Hampton Style and Dan's Hampton Sports, the latter of which was introduced in 2004), and a guide (Dan's Hampton Style Insider Guide which was also introduced in 2004). In 2004 Dan's Hampton Style (also called Dan's Magazine Hampton Style),which was first introduced in 2003, was published six times in July and August and seven times during the rest of the year. It is distributed to oceanfront estates from East Hampton to Westhampton Beach, New York, to boutiques and restaurants, and a special distribution to exclusive addresses in New York City. In 2005, the magazine will be published on approximately the same schedule as 2004.

Dan's Papers Inc. introduced Dan's Hampton Sports in June 2004, an expansion of the Dan's Magazines brand. The Hamptons have long been known as the "playground of the rich and famous." It was published three times during the summer months of 2004 and chronicled the activities that have contributed to the Hamptons' reputation as the place to vacation and play. In 2005, Dan's Hampton Sports will be published on approximately the same schedule as 2004.

Also introduced in 2004 was Dan's Hampton Style Insider Guide. The Guide is published for those people who choose to make the Hamptons and environs their year-round homes or visit throughout the year. The Guide focuses on operating hours and contact information for many businesses and services including restaurants, shops, gyms, fitness centers, spas and emergency services throughout the East End of Long Island. The Guide was published and distributed in December. In 2005, The Guide will be published approximately three times.

In April 2005, The Hill introduced The Hill Health Watch, an online subscription service covering health legislation issues.

The following discussion and analysis of the financial condition and operating results are based upon the consolidated financial statements of the Company, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

Results of Operations:

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31,
2004

Revenue

Overall revenues for the three months ended March 31, 2005 increased $174,854 or 9% to $2,058,264 compared with $1,883,410 for the three months ended March 31, 2004. Variances in specific revenue categories for the first three months of 2005 were as follows: display advertising, which represented 72% of total revenues, increased 6% to $1,480,898 in 2005 compared with $1,397,502 in 2004, and classified advertising increased 23% to $453,749 compared to $369,057 in 2004. Other revenue, primarily management fees from Marquis Who's Who LLC and subscription revenue, increased $6,766 to $123,617 for the three months ended March 31, 2005 compared with $116,851 for the same period in 2004.

Among our individual operating units, revenues for Dan's Papers increased $82,915 or 11% for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily due to an increase in classified advertising revenues of $61,850 or 19% and display advertising increased $20,038 or 5%. Revenues for The Hill increased $91,939 or 9% for the three months ended March 31, 2005, due largely to the gains in display revenue of $63,359 or 7% and classified revenue increased $22,841 or 49% compared with the same period in 2004.

Operating Expenses

Operating expenses for the first quarter of 2005 were $2,798,925, an increase of 9%, compared with operating expenses of $2,572,086 in 2004. This was largely attributed to higher display selling expenses that were driven by the increase in revenues and to higher general and administrative expenses.

Variances in specific expense categories were as follows: editorial, production, and distribution decreased $10,515 or 1% for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Selling expenses increased $87,526, or 15%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to higher sales commissions on the display revenue gains in the quarter, higher sales salaries, and to the addition of sales staff for Dan's Hampton Style;
general and administrative expenses increased $161,805, or 18%, for the three months ended March 31, 2005 compared to March 31, 2004 due largely to the overhead costs associated with the establishment of offices for Dan's Hampton Style and Dan's Hampton Sports, and also due largely to a debt conversion charge upon conversion of notes payable, and in part to a smaller reduction of corporate liability reserves in 2005 and to salary costs associated with accounting staff changes.

Income

Net loss for the three months ended March 31, 2005 increased by $57,611 to a net loss of $762,279 from a net loss of $704,668 for the same period in 2004. Net loss available for common stockholders increased to $762,561 from $704,950. The loss from operations before interest and taxes increased $51,985 for the three months ended March 31, 2005. Additionally, depreciation and amortization expense decreased $11,977, interest expense (net of interest income) decreased $374, and the provision for income taxes increased $6,000.

The net loss for the three months ended March 31, 2005, was affected by the recording of a non-recurring and non-cash debt conversion charge as a result of the issuance of shares of common stock in satisfaction of certain convertible debt. Excluding the non-recurring charge, the net loss for the three months ended March 31, 2005 improved by $26,795 to a net loss of $677,873 from a net loss of $704,668 for the same period in 2004. Excluding the non-recurring charge, the net loss available for common stockholders improved to $678,155 from $704,950. Additionally, excluding the non-recurring charge, the loss from operations before interest and taxes improved $32,421 for the three months ended March 31, 2005.

Income Taxes

The Company currently has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $18.6 million, which is available to offset federal taxable income through the 2024 fiscal year. The Company has provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. The Company recorded a provision of approximately $6,000 for state and local income taxes for the three months ended March 31, 2005.

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

The Company's EBITDA, as well as a reconciliation of EBITDA to net income for the three months ended March 31, 2005 and 2004 is provided below:


Three Months ended March 31,                    2005            2004
                                                ----            ----
EBITDA                                          $ (706,197)     $ (642,235)
Less: Depreciation and amortization                (34,464)        (46,441)
Less: Interest expense, net                        (15,618)        (15,992)
Less: Income taxes                                  (6,000)              -
                                                ----------      ----------
Net loss                                        $ (762,279)     $ (704,668)
                                                ----------      ----------

EBITDA, as adjusted                             $ (621,791)     $ (642,235)
Less: Non-recurring & non-cash charge              (84,406)
Less: Depreciation and amortization                (34,464)        (46,441)
Less: Interest expense, net                        (15,618)        (15,992)
Less: Income taxes                                  (6,000)              -
                                                ----------      ----------
Net loss                                        $ (762,279)     $ (704,668)
                                                ----------      ----------

EBITDA decreased by $63,962 for the three months ended March 31, 2005 from a loss of $642,235 for the three months ended March 31, 2004 to a loss of $706,197 for the three months ended March 31, 2005. This was primarily due to higher revenues, which were partially offset by higher expenses as previously discussed under revenue and operating expenses.

EBITDA, as adjusted, improved $20,444 to a loss of $621,791, compared with a loss of $642,235 for the same period in 2004. The EBITDA loss from the non-recurring and non-cash charge was $84,406 for the three months ended March 31, 2005.

Liquidity and Capital Resources

Cash as of March 31, 2005 was $74,206, excluding restricted cash of $34,102, compared with $332,331, excluding restricted cash of $34,102, for the same period in 2004. For the three months ended March 31, 2005, total cash used in operating activities was $348,695, compared to cash used in operating activities of $1,464,249 for the same period in 2004. This was primarily attributable to the net loss of $762,279 for the three months ended March 31, 2005. Additionally, accounts receivable and other assets decreased $33,538 and $50,042, respectively. The decrease in accounts receivable was due largely to collection of display accounts receivable. Other assets are primarily prepaid expenses and security deposits on office leases. Prepaid expenses decreased and lease deposits increased due primarily to leases that were signed in the third quarter for new offices for Dan's Hampton Style and Dan's Hampton Sports and The Hill.

As of March 31, 2005, depreciation and amortization was $34,464 which was $11,977 less than $46,441 in 2004. The provision for bad debts as of March 31, 2005 was approximately $8,200, which is less than the provision as of March 31, 2004 of $16,000, due to lower reserve requirements attributed to improved realization of receivables.

As of March 31, 2005, accounts payable and accrued expenses decreased $61,388 due primarily to payment of production expenses for the issues produced in the fourth quarter of 2004, which were higher due to the seasonality of our business than the first quarter of 2005, and to lower accrued professional fees. Other liabilities, which consist primarily of prepaid display advertising for future issues, increased $247,458 due primarily to the increase in volume of prepaid advertisements for our publications that were received in the first quarter of 2005 compared to the first quarter of 2004. This was partially offset by an increase of income taxes payable, and related party payable of $6,000 and $10,864, respectively. State and local corporate tax provision for minimum taxes was accrued to the first quarter 2005. The increase in related party payable is due primarily to accrued interest expense on notes payable to related parties.

As of March 31, 2005, cash used in investing activities was for capital expenditures of $10,334 to upgrade or replace obsolete computer hardware and software at our business units and the corporate office.

As of March 31, 2005, cash provided by financing activities totaled $11,980 and was primarily attributed to proceeds from issuance of 8% convertible notes payable to related parties that totaled $350,000 and to payment of related party notes payable of $331,418. Payments on notes payable and capital lease obligations were $6,320. Dividends on preferred stock totaling $282 were accrued.

As of March 31, 2005, the Company had current assets of $1,209,701, including cash of $74,206. At March 31, 2005, the Company had an excess of current liabilities over current assets in the amount of $1,798,028. Included in the current liabilities is $300,000 due to the former minority stockholder of Dan's Papers, which amount can be paid in 2005 or 2006 without violating the terms of the agreement.

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

At March 31, 2005 the Company had certain cash obligations, which are due as follows:


                                                              Less than                                     After
                                                   Total       1 year        1-3 years     4-5 years       5 years
                                                --------------------------------------------------------------------
Due to related parties                          $  659,417     $304,274     $  355,143
Notes payable and capital lease obligations         51,826       17,411         34,415
Interest expense                                    68,103       47,252         19,679         1,172
Operating leases                                 2,875,398      284,147        769,461       563,360       1,258,430
                                                --------------------------------------------------------------------
Total                                           $3,654,744     $653,084     $1,178,698      $564,532      $1,258,430
                                                ====================================================================


The Company is not a party to any off-balance sheet arrangements.

The Company is continuing to grow the operations of its core publications: Dan's Papers, Dan's Hampton Style and The Hill. The investments in operating costs during the three months ended March 31, 2005 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to compliment Dan's Papers, its weekly newspaper. During the second quarter of 2004, the Company continued the expansion of the publication of Dan's Hampton Style and introduced Dan's Hampton Sports. Additionally, Dan's Hampton Style Insider Guide was introduced in December 2004 and an increase to the publication frequency of the Guide is contemplated for 2005. In April 2005, The Hill introduced The Hill Health Watch, an online subscription service covering health legislation issues.

The Company intends to continue to finance these business initiatives and its existing liabilities from working capital, from additional sales of equity securities, from borrowings or by a sale of assets. The Company's individual subsidiaries will generate positive cash flow but not necessarily enough to meet all capital obligations through December 31, 2005. The Company intends to meet those capital obligations through additional financing or sale of assets. Payments due the Company from the sale of publications were received in the amounts of $661,000, $175,000, and $10,000 in the first, second, and third quarters of 2004, respectively. One such payment of $10,000 is due the Company in the third quarter of 2005.

The Company expects to cover working capital needs. The seasonality of Dan's Papers traditionally generates stronger third quarter results. In the event of a shortfall, a principal stockholder has committed, between April 15, 2005 and April 30, 2006, to cover such shortfall in an amount not to exceed $700,000 on terms to be negotiated with the Board of Directors of the Company.

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2005 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

During the quarter ended March 31, 2005, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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



Date: May 20, 2005                      /s/ James A. Finkelstein
                                        ------------------------
                                        James A. Finkelstein
                                        President and Chief Executive Officer

Date: May 20, 2005                      /s/ E. Paul Leishman
                                        --------------------
                                        E. Paul Leishman
                                        Chief Financial Officer