Form 10QSB
period 2005-06-30
NEWS COMMUNICATIONS INC
filed 2005-08-19
CIK 794487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 30, 2005

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-18299

                            NEWS COMMUNICATIONS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      Nevada                             13-3346991
         -------------------------------                 ----------
         (State or Other Jurisdiction of                (IRS Employer
          Incorporation or Organization)             Identification No.)

             2 Park Avenue, Suite 1405
                 New York, New York                         10016
      ----------------------------------------              -----
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

The number of shares of common stock outstanding as of August 15, 2005 was 12,024,597.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                   NEWS COMMUNICATIONS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I.  Financial Information

   Item 1.   Financial Statements

             Unaudited Consolidated Balance Sheet at June 30, 2005.........     3

             Unaudited Consolidated Statements of Operations
             for the three months and six months ended
             June 30, 2005 and 2004........................................     4

             Unaudited Consolidated Statements of Cash Flows
             for the six months ended June 30, 2005 and 2004...............     5

             Notes to Unaudited Consolidated Financial Statements..........     6

   Item 2.   Management's Discussion and Analysis or Plan of Operation.....     7

   Item 3.   Controls and Procedures.......................................    13

PART II. Other Information

   Item 6.   Exhibits......................................................    14

   Signatures..............................................................    15

   Certifications

        31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1   Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2   Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                     PART I
                              Financial Information
                          ITEM 1 - Financial Statements
                   News Communications, Inc. and Subsidiaries
                 Consolidated Balance Sheet as of June 30, 2005
                                   (Unaudited)

Assets
Current:
Cash and cash equivalents                                                        $    327,231
Accounts receivable - net of allowance for doubtful accounts of $168,407            1,759,763
Notes receivable                                                                       10,000
Other                                                                                 171,446
                                                                                 ------------
   Total current assets                                                             2,268,440
Restricted cash                                                                        34,102
Notes receivable, net of current portion                                               80,000
Property and equipment at cost- net                                                   226,531
Goodwill                                                                              314,809
Trade names, net                                                                      449,580
Other - net                                                                            47,007
                                                                                 ------------
   Total assets                                                                  $  3,420,469
                                                                                 ============
Liabilities and Stockholders' deficit

Current liabilities:

Accounts payable                                                                 $  1,098,948
Accrued expenses                                                                    1,408,763
Income taxes payable                                                                   85,077
Notes payable and capital leases, current portion                                      17,411
Unearned revenue                                                                      628,212
Due to related parties                                                                310,257
                                                                                 ------------
   Total current liabilities                                                        3,548,668
Due to related parties                                                                362,124
Notes payable and capital leases, net of current portion                               30,689
                                                                                 ------------
   Total liabilities                                                             $  3,941,481
                                                                                 ------------
Commitments
Stockholders' deficit :
Preferred stock, $1.00 par value; 500,000 shares authorized: 177,529 shares
   issued and outstanding: $1,864,000 aggregate liquidation value                $    177,529
Common stock, $.01 par value; authorized 100,000,000 shares; 12,682,931 shares
   issued and 12,024,597 outstanding                                                  126,829
Paid-in-capital preferred stock                                                     1,568,320
Paid-in-capital common stock                                                       27,429,323
Deficit                                                                           (28,921,284)
                                                                                 ------------
                                                                                      380,717
Less: Treasury stock, (658,334 common shares) - at cost                              (901,729)
                                                                                 ------------
   Total stockholders' deficit                                                       (521,012)
                                                                                 ------------
   Total liabilities and stockholder's deficit                                   $  3,420,469
                                                                                 ============

          See accompanying notes to unaudited consolidated financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                         -----------------------------   -----------------------------
                                                         June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                         -------------   -------------   -------------   -------------
Net revenues                                              $ 4,581,361     $ 4,094,917     $ 6,639,623     $ 5,978,328
                                                          -----------     -----------     -----------     -----------
Expenses:
Editorial                                                     564,650         510,461       1,011,362         986,091
Production and distribution                                 1,145,338         982,887       1,709,905       1,531,488
Selling                                                     1,091,501         926,171       1,770,494       1,515,205
General and administrative                                  1,145,235       1,134,694       2,219,426       2,047,078
Depreciation and amortization                                  35,949          46,861          70,412          93,300
                                                          -----------     -----------     -----------     -----------
Total expenses                                              3,982,673       3,601,074       6,781,599       6,173,162
                                                          -----------     -----------     -----------     -----------
Income (loss) from operations                                 598,688         493,843        (141,976)       (194,834)
Interest expense, net                                         (13,907)        (13,207)        (29,525)        (29,199)
                                                          -----------     -----------     -----------     -----------
Income (loss) before provision for income taxes               584,781         480,636        (171,501)       (224,033)
Provision for income taxes                                     69,000          64,774          75,000          64,774
                                                          -----------     -----------     -----------     -----------
Net income (loss)                                         $   515,781     $   415,862     $  (246,501)    $  (288,807)
Less: preferred dividends                                        (282)           (282)           (564)           (564)
                                                          -----------     -----------     -----------     -----------
Net income or (loss) applicable to common stockholders    $   515,499     $   415,580     $  (247,065)    $  (289,371)
                                                          ===========     ===========     ===========     ===========
Earnings (loss) per common share:
Basic                                                     $      0.04     $      0.04     $     (0.02)    $     (0.02)
                                                          -----------     -----------     -----------     -----------
Diluted                                                          0.04            0.03           (0.02)          (0.02)
                                                          -----------     -----------     -----------     -----------
Weighted-average number of common shares outstanding:

Basic                                                      12,024,597      11,644,666      11,956,201      11,636,678
                                                          -----------     -----------     -----------     -----------
Diluted                                                    13,151,874      12,653,638      11,956,201      11,636,678
                                                          ===========     ===========     ===========     ===========

                       See accompanying notes to unaudited financial statements.

                   News Communications, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

Six Months ended June 30,                                            2005         2004
-------------------------                                         ---------   -----------
Cash flows from operating activities:
Net loss                                                          $(246,501)  $  (288,807)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                     70,412        93,300
   Provision for doubtful accounts                                   53,000       134,900
   Debt conversion expense related party debt                        84,406            --
   Changes in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable                                          (797,466)   (1,043,773)
      Other assets                                                   23,304       (83,410)
      Increase (decrease) in:
      Accounts payable and accrued expenses                         552,716       151,684
      Income taxes payable                                           75,000        40,977
      Other liabilities                                              99,312         1,287
      Related party payable                                          23,829        21,873
                                                                  ---------   -----------
Net cash used in operating activities                             $ (61,988)  $  (971,969)
                                                                  ---------   -----------
Cash flows from investing activities:
   Capital expenditures                                             (40,008)      (27,821)
   Collection of notes receivable                                        --       836,000
                                                                  ---------   -----------
Net cash provided by (used in) investing activities               $ (40,008)  $   808,179
                                                                  ---------   -----------
Cash flows from financing activities:
   Proceeds from related party notes payable                        350,000            --
   Payment of related party notes payable                          (331,418)     (786,370)
   Dividends on preferred stock                                        (564)         (564)
   Payments of notes payable and capital lease obligations          (10,046)      (16,756)
                                                                  ---------   -----------
Net cash provided by (used in) financing activities               $   7,972   $  (803,690)
                                                                  ---------   -----------
Net decrease in cash                                                (94,024)     (967,480)
Cash, beginning of quarter                                          421,255     1,166,895
                                                                  ---------   -----------
Cash, end of quarter                                              $ 327,231   $   199,415
                                                                  =========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                    $  38,838   $    88,560
      Income taxes                                                       --        21,716
   Non-cash activities:
      Conversion of related party notes payable to common stock     261,150            --
      Conversion of preferred stock into common stock                    --        50,000

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

These consolidated financial statements should be read in conjunction with NCI's Annual Report on Form 10-KSB for the year ended December 31, 2004 and the related audited financial statements included therein.

B. Earnings (Loss) per Share:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share include no dilution and are computed by dividing income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of shares of common stock issuable upon exercise of common stock equivalents. The assumed conversion of the options and warrants would have been anti-dilutive and, therefore, were not considered in the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

For the three months ended June 30, 2005 and 2004, convertible preferred shares convertible into 765,153 and 755,822 weighted average shares of common stock and convertible notes convertible into 362,124 and 253,150 shares of common stock were considered in the computation of diluted earnings per share. Weighted average options to purchase 219,821 and 768,153 shares of common stock for the three and six months ended June 30, 2005 and 2004 were excluded from the computation of earnings per diluted share. In each of these periods the exercise prices of the options exceeded the average fair market value of our common stock and the effect would have been anti-dilutive.

For the six months ended June 30, 2005 and 2004, convertible preferred shares convertible into 765,153 and 758,363 weighted average shares of common stock were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2005 and 2004, warrants to purchase 3,300,000 and 3,315,873 shares of common stock were not considered in the computation of diluted earnings per share and were excluded from the computation of earnings per diluted common share because in each of these periods the exercise prices of the warrants exceeded the average fair market value of our common stock and the effect would have been anti-dilutive. Convertible notes convertible into 362,124 and 253,150 shares of common stock for the six months ended June 30, 2005 and 2004 were not considered in the computation of diluted earnings per share because the effect would have been anti-dilutive. The options and warrants, which expire from July 5, 2005 through November 28, 2015, were all outstanding at June 30, 2005.

The following table sets for the calculation of basic and diluted earnings per share of common stock:

                                                                       Three Months Ended           Six Months Ended
                                                                ----------------------------  ----------------------------
                                                                June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                                                -------------  -------------  -------------  -------------
Weighted-average number of shares on which earnings
   per share calculations are based:
Basic                                                             12,024,597     11,644,666     11,956,201     11,636,678
   Add - incremental shares associated with convertible
      preferred stock                                                765,153        755,822             --             --
   Add - incremental shares associated with convertible debt         362,124        253,150             --             --
                                                                 -----------    -----------    -----------    -----------
Diluted                                                           13,151,874     12,653,638     11,956,201     11,636,678
                                                                 ===========    ===========    ===========    ===========

Net income (loss) applicable to common
   stockholders - basic computation                              $   515,499    $   415,580    $  (247,065)   $  (289,371)
   Elimination of preferred stock dividend requirements
      upon assumed conversion of preferred stock                         282            282             --             --
   Elimination of interest on convertible preferred debt               6,981          3,989             --             --
                                                                 -----------    -----------    -----------    -----------
Net income on which diluted earnings per share are calculated    $   522,762    $   419,851    $  (247,065)   $  (289,371)
                                                                 ===========    ===========    ===========    ===========
Earnings (loss) per share of common stock
   Basic                                                         $      0.04    $      0.04    $     (0.02)   $     (0.02)
                                                                 -----------    -----------    -----------    -----------
   Diluted                                                              0.04           0.03          (0.02)         (0.02)
                                                                 ===========    ===========    ===========    ===========

C. Accounting for Stock-Based Compensation:

The Company has several stock-based employee compensation plans in effect that were adopted in 1987, 1993, and 1999. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income / loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. There were no options granted and no options were vested during the three and six months ended June 30, 2005 and 2004.

D.  Going Private Transaction

On June 30, 2005, the board of directors of the Company elected to implement a reverse stock split of the common stock of the Company on the basis of one post-split share for each 100 pre-split shares and to simultaneously decrease the authorized shares of common stock of the Company from 100,000,000 shares to 1,000,000 shares. Under the terms of the reverse stock split, stockholders who would have received fractional shares following the split will receive $1.10 per share, in cash, for each pre-split share in lieu of such fractional interests. The board of directors also determined that upon completion of the reverse stock split the Company will deregister its common stock.

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

News Communications, Inc. is an established publisher of various advertiser-supported newspapers and magazines. As of June 30, 2005, we published three newspapers (The Hill, published three times weekly when

Congress is in session and weekly when not; Dan's Papers, published weekly for 50 weeks; and Montauk Pioneer , published weekly from April through October and monthly from November through March), two magazines (Dan's Hampton Style and Dan's Hampton Sports, which are expected to be published approximately 16 times during the year), and a guide (Dan's Hampton Style Insider Guide, published approximately three times a year).

The magazines and the Guide are primarily distributed from East Hampton to Westhampton Beach, New York, to oceanfront estates and to boutiques and restaurants.

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

Results of Operations:

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Revenues

Revenues increased $486,444, or 12%, in the second quarter of 2005 to $4,581,361 from $4,094,917 for the second quarter of 2004 primarily due to an increase in advertising pages sold. Variances in specific revenue categories for the three month period were as follows: display advertising, which represented 82% of total revenues, increased 11% to $3,774,504 in the second quarter of 2005 compared with $3,392,512, in the second quarter of 2004. Classified advertising, which represented 14% of revenues, increased 18% to $655,506 compared to $554,026 in the second quarter of 2004.

Among the Company's publications, at Dan's Papers classified advertising was strong and increased 19% and display advertising increased 3%. Display revenues at the magazines increased 33% compared to the second quarter of 2004. This was both attributed to the publication of the Guide in the second quarter of 2005 and to an increase in display advertising pages sold. Revenues at The Hill increased 12%. Display revenues at The Hill increased 12% and classified advertising increased 9% compared with the second quarter of 2004.

Operating Expenses

Operating expenses for the second quarter of 2005 were $3,982,673 an increase of 11%, compared with operating expenses of $3,601,074 during the second quarter of 2004. This is largely due to the investment in operating costs associated with the expansion of the magazines and to the costs associated with the increase in the number of pages printed and to higher paper costs.

Variances in specific expense categories were as follows: editorial, production, and distribution were 14% higher compared to the three months ended June 30, 2004, due in part to the production and distribution costs associated with the increase in the number of pages printed, higher paper costs and the publication of the Guide. Selling expenses were 18% higher for the three months ended June 30, 2005 compared to the same quarter in 2004 due in part to the addition of sales staff for the magazines and to higher sales commissions on the revenue gains at all of our publications. General and administrative expenses increased 1% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Income

Net income for the three months ended June 30, 2005 increased by $99,919 to net income of $515,781 from net income of $415,862 for the same period in 2004. Net income applicable for common stockholders increased to

$515,499 from $415,580. The income from operations before interest and taxes increased $104,845 for the three months ended June 30, 2005. Additionally, depreciation and amortization expense decreased $10,912, interest expense (net of interest income) increased $700, and the provision for income taxes increased $4,226.

On a per share basis, the net income was $0.04 for the second quarter of 2005 compared with $0.04 per share for the second quarter of 2004. Diluted net income per share was $0.04 for the second quarter of 2005 compared with $0.03 for the second quarter of 2004 due to the assumed conversion of convertible preferred stock and convertible debt.

Income Taxes

The Company currently has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $18.6 million, which is available to offset federal taxable income through the 2024 fiscal year. The Company has provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. The Company recorded a provision for state and local income taxes for the three months ended June 30, 2005 of $69,000 compared with $64,774 for the same period in 2004.

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

The Company's EBITDA, as well as a reconciliation of EBITDA to net income for the three months ended June 30, 2005 and 2004 is provided below:

Three months ended June 30               2005       2004
--------------------------             --------   --------
EBITDA                                 $634,637   $540,704
Less: Depreciation and amortization     (35,949)   (46,861)
Less: Interest expense, net             (13,907)   (13,207)
Less: Income taxes                      (69,000)   (64,774)
                                       --------   --------
Net Income                             $515,781   $415,862
                                       --------   --------

EBITDA (earnings before interest, taxes, depreciation and amortization) for the three months ended June 30, 2005, increased $93,933 from $540,704 in the second quarter of 2004 to $634,637 in the second quarter of 2005. This was primarily due to the overall increase in revenues of $486,444, which were partially offset by higher expenses of $392,511, as previously discussed under revenues and operating expenses.

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004 Revenues

Revenues increased $661,295, or 11%, to $6,639,623 in the first six months of 2005 compared with $5,978,328 for the first six months of 2004. Variances in specific revenue categories for the six months ended June 30, 2005 were as follows: display advertising, which represented 79% of total revenues, increased 10% to $5,255,403 in 2005 compared with $4,790,015 in 2004, and classified advertising increased 20% to $1,109,254 compared to $923,083 in 2004.

Among the Company's individual publications, classified advertising at Dan's Papers increased $159,055, or 19%, in 2005 compared to 2004, and display advertising increased 3% in 2005 compared to 2004. Display revenues for the magazines increased $139,959, or 33%. Revenues at The Hill increased $299,279, or 11%, with gains in display and classified advertising of 10% and 29%, respectively.

Operating Expenses

Operating expenses were $6,781,599 for the six months ended June 30, 2005, an increase of 10%, compared with operating expenses of $6,173,162 for the same period in 2004. This is due in part to the investment in operating costs associated with the expansion of the magazines and to the costs associated with the increase in the number of pages printed and to higher paper costs.

Variances in specific expense categories were as follows: editorial, production, and distribution increased $203,688, or 8%, compared to 2004. This is largely due to the costs associated with the increase in the number of pages printed and to higher paper costs and to the costs associated with the expansion of the magazines. Selling expenses increased $255,289, or 17%, for the six months ended June 30, 2005, compared to 2004, primarily due to higher sales commissions on the revenue gains and to the addition of a sales staff for the magazines. General and administrative expenses increased $172,348, or 8%, for the six months ended June 30, 2005 compared to the same period for 2004 due largely to the overhead costs associated with the establishment of Dan's Hampton Style and Dan's Hampton Sports, and also due largely to a non-recurring and non-cash debt conversion charge upon the issuance of shares of common stock in the satisfaction of certain convertible debt, and in part to a smaller reduction of corporate liability reserves in 2005 and to salary costs associated with accounting staff changes, and to the reduction of bad debt expenses in 2005 of $125,000 compared with a reduction of $40,000 in 2004.

Income

The net loss for the first six months of 2005 was $246,501, an improvement of $42,306 from a net loss of $288,807 for the first six months of 2004. The improvement is largely due to revenue gains of $661,295 which were partially offset by an increase in operating costs of $608,437. Net interest expense increased $326 and the provision for state and local income taxes increased $10,226 for the first six months of 2005.

The net loss for the six months ended June 30, 2005, was affected by the recording of a non-recurring and non-cash debt conversion charge in the amount of $84,406 as a result of the issuance of shares of common stock in satisfaction of certain convertible debt. Excluding the non-recurring charge, the net loss for the six months ended June 30, 2005 improved by $126,712 to a net loss of $162,095 from a net loss of $288,807 for the same period in 2004. Excluding the non-recurring charge, the net loss applicable to common stockholders improved to $162,659 from $289,371. Additionally, excluding the non-recurring charge, the loss from operations before interest and taxes improved $137,264 for the six months ended June 30, 2005.

On a per share basis, the net loss was $0.02 for the first six months of 2005 compared with net loss of $0.02 per share for the first six months of 2004.

Income Taxes

The Company currently has net operating loss (NOL) carryforwards for federal income tax purposes of approximately $18.6 million, which is available to offset federal taxable income through the 2024 fiscal year. The Company has provided a 100% valuation allowance on deferred tax assets substantially resulting from the NOL carryforwards discussed above. The Company recorded provisions for state and local income taxes of $75,000 and $64,774 for the six months ended June 30, 2005 and 2004.

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

The Company's EBITDA, as well as a reconciliation of EBITDA to net income for the six months ended June 30, 2005 and 2004 is provided below:

Six months ended June 30                 2005        2004
------------------------              ---------   ---------
EBITDA                                $ (71,564)  $(101,534)
Less: Depreciation and amortization     (70,412)    (93,300)
Less: Interest expense, net             (29,525)    (29,199)
Less: Income taxes                      (75,000)    (64,774)
                                      ---------   ---------
Net Loss                              $(246,501)  $(288,807)
                                      ---------   ---------

EBITDA, as adjusted                   $  12,842   $(101,534)
Less: Debt conversion charge            (84,406)         --
Less: Depreciation and amortization     (70,412)    (93,300)
Less: Interest expense, net             (29,525)    (29,199)
Less: Income taxes                      (75,000)    (64,774)
                                      ---------   ---------
Net loss                              $(246,501)  $(288,807)
                                      ---------   ---------

EBITDA (earnings before interest, taxes, depreciation and amortization) for the six months ended June 30, 2005, improved by $29,970 from a loss of $101,534 in the first six months of 2004 to a loss of $71,564 in the first six months of 2005. This was primarily due to higher revenues, which were partially offset by higher expenses as previously discussed under revenue and operating expenses.

EBITDA, as adjusted, improved $114,376 to a profit of $12,842 compared with a loss of $101,534 for the same period in 2004. The EBITDA loss from the debt conversion charge was $84,406 and was recorded in the first quarter of 2005.

Liquidity and Capital Resources

Cash as of June 30, 2005 was $327,231, excluding restricted cash of $34,102, compared with $199,415, excluding restricted cash of $34,102, for the same period in 2004. For the six months ended June 30, 2005, total cash used in operating activities was $61,988, compared to cash used in operating activities of $971,969 for the same period in 2004. Cash used in investing activities was $40,008 for the six months ended June 30, 2005 compared with cash provided by investing activities for the six months ended June 30, 2004 of $808,179. Cash provided by financing activities was $7,972 for the six months ended June 30, 2004 compared with cash used in financing activities of $803,690 for the same period in 2004.

Cash used in operating activities of $61,988 was due in part to the net loss of $246,501 for the six months ended June 30, 2005 and was $42,306 less than the net loss for the same period in 2004. Additionally, accounts receivable increased $797,466 due to increased display and classified revenues. Other assets, which are prepaid expenses and security deposits, decreased $23,304 due to reduction of prepaid expense.

As of June 30, 2005, non cash items totaled $207,818 which compared with $228,200 for the same period in 2004. Depreciation and amortization was $70,412 and was $22,888 less than $93,300 in 2004. Due to lower reserve requirements attributed to improved realization of receivables, the provision for bad debts was approximately $53,000, which is less than the provision of $134,900 for 2004. Debt conversion expense, which was non-recurring and non-cash, was $84,406.

As of June 30, 2005, accounts payable and accrued expenses increased $552,716 due largely to the increase in size and volume of our publications in the second quarter. Accounts payable and accrued expenses decreased $61,388 in the first quarter due primarily to payment of production expenses for publications produced in the fourth quarter of 2004. Other liabilities, which consist primarily of prepaid display advertising for future issues, increased $99,312 due primarily to the increase in volume of prepaid advertisements that were received. Income taxes payable to state and local governments increased $75,000 and related party payable increased $23,829. The increase in related party payable is due primarily to accrued interest expense on notes payable to related parties.

As of June 30, 3005, cash used in investing activities was for capital expenditures of $40,008 for leasehold improvements for the new offices for the magazines and to upgrade or replace obsolete computer hardware and software at our business units and the corporate office.

As of June 30, 2005, cash provided by financing activities totaled $7,972 and was primarily attributed to proceeds from issuance of 8% convertible notes payable to related parties that totaled $350,000 which was partially offset by payment of related party notes payable of $331,418. Payments on notes payable and capital lease obligations were $10,046. Dividends on preferred stock totaling $564 were accrued.

As of June 30, 2005, the Company had current assets of $2,268,440, including cash of $327,231. At June 30, 2005, the Company had an excess of current liabilities over current assets in the amount of $1,280,228. This deficit reflects the seasonality of Dan's Papers, Montauk Pioneer, the magazines and the Guide which are resort area publications. The third fiscal quarter is traditionally the most significant in terms of revenues and operating income. Included in the current liabilities is a $300,000 payment due to the former minority stockholder of Dan's Papers Inc, which amount can be paid in 2006 without violating the terms of the Company's agreement with the minority stockholder.

In recent years, the Company has relied on financing in the form of sales of equity securities and issuance of convertible notes, to meet its working capital requirements. The Company also generated cash from the sale of publications.

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

At June 30, 2005 the Company had certain cash obligations, which are due as follows:

                                                           Less than                               After
                                                 Total       1 year     1-3 years   4-5 years     5 years
                                              ----------   ---------   ----------   ---------   ----------
Due to related parties                        $  672,381    $310,257   $  362,124
Notes payable and capital lease obligations       48,100      17,411       30,234         455
Interest expense                                  45,267      13,017       32,250
Operating leases                               2,818,874     348,288      715,757     533,253    1,221,576
                                              ----------    --------   ----------    --------   ----------
Total                                         $3,584,622    $688,973   $1,140,365    $533,708   $1,221,576
                                              ==========    ========   ==========    ========   ==========

The Company is not a party to any off-balance sheet arrangements.

The Company is continuing to grow the operations of its core publications: Dan's Papers, Dan's Hampton Style and The Hill. The investments in operating costs during the six months ended June 30, 2005 were self-funded, in part, by the growth in advertising revenues. Dan's Hampton Style was originally introduced in 2003 to complement Dan's Papers, its weekly newspaper. During the second quarter of 2004, the Company continued the expansion of the publication of Dan's Hampton Style and introduced Dan's Hampton Sports. Additionally, Dan's Hampton Style Insider Guide was introduced in December 2004 and an increase to the publication frequency of the Guide is contemplated for 2005. In April 2005, The Hill introduced The Hill Health Watch, an online subscription service covering health legislation issues.

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

The Company expects to cover working capital needs. The seasonality of Dan's Papers traditionally generates stronger third quarter results. In the event of a shortfall, a principal stockholder has committed, between April 15, 2005 and June 30, 2006, to cover such shortfall in an amount not to exceed $700,000 on terms to be negotiated with the Board of Directors of the Company.

Subsequent Events

On June 30, 2005, the board of directors of the Company elected to implement a reverse stock split of the common stock of the Company on the basis of one post-split share for each 100 pre-split shares and to simultaneously decrease the authorized shares of common stock of the Company from 100,000,000 shares to 1,000,000 shares. Under the terms of the reverse stock split, stockholders who would have received fractional shares following the split will receive, in lieu of fraction interests, $1.10 per share in cash for each pre-split share. The board of directors also determined that upon completion of the reverse stock split the Company will deregister its common stock.

In connection with the transactions described above, on July 13, 2005, the Company filed a Preliminary Information Statement on Schedule 14C and a Schedule 13E-3 with the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There have not been any material changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


Date: August 19, 2005                   /s/ James A. Finkelstein
                                        ----------------------------------------
                                        James A. Finkelstein
                                        President and Chief Executive Officer


Date: August 19, 2005                   /s/ E. Paul Leishman
                                        ----------------------------------------
                                        E. Paul Leishman
                                        Chief Financial Officer